Form 10-K/A
period 2024-12-31
Silence Therapeutics plc
filed 2025-04-30
CIK 1479615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 21, 2025, the registrant had 141,690,850 ordinary shares (including ordinary shares in the form of American Depositary Shares) outstanding, nominal value £0.05 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm PCAOB ID: 876	Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: London, United Kingdom

EXPLANATORY NOTE

Silence Therapeutics plc (the “Company,” “Silence,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025 (the “Original 10-K”), to (i) include the information required by Items 10 through 14 of Part III of Form 10-K and (ii) amend Item 15 of Part IV of the Original 10-K to update the exhibit list. The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information may not be filed by Silence within 120 days after the end of the fiscal year covered by the Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original 10-K are hereby amended and restated in their entirety. Additionally, in accordance with Rules 12b-15 and 13a-14 under the Exchange Act, we have amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Since no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, since no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except for the changes to Part III and Item 15 of Part IV, including the filing of related certifications added to the exhibit list in Part IV, this Amendment makes no changes to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify disclosures affected by subsequent events. Terms used but not otherwise defined in this Amendment have such meaning as ascribed to them in the Original 10-K.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The following table sets forth information with respect to our current directors, including their ages as of March 31, 2025. There are no family relationships among any of our directors.

Name	Age	Position
Craig Tooman	59	President, Chief Executive Officer and Executive Director
Iain Ross	71	Non-Executive Chairman
James Ede-Golightly	45	Non-Executive Director
Dave Lemus	62	Non-Executive Director
Michael Davidson, M.D.	68	Non-Executive Director

Craig Tooman has served as our President, Chief Executive Officer and as a member of our board of directors since February 2022 and previously served as our Chief Financial Officer from January 2021 until February 2022. Mr. Tooman has experience in the biopharmaceutical industry spanning more than 30 years, including 15 years of experience as a public company CEO and CFO. Prior to joining us, from September 2019 to January 2021, he served as CFO and COO at Vyome Therapeutics, Inc. and prior to his tenure at Vyome, from November 2013 to July 2019, Mr. Tooman served as CFO, and then subsequently as CEO and Board Director of Aratana Therapeutics, Inc., where he successfully negotiated a merger with Elanco. Before Aratana, from 2005 to 2010, Mr. Tooman served as the CFO of Enzon Pharmaceuticals, Inc. until its acquisition by Sigma Tau, and prior to that led the $1.1 billion M&A initiative and integration of ILEX Oncology, Inc. and Genzyme Corporation. Mr. Tooman has also held key positions at Pharmacia and Upjohn. Mr. Tooman currently serves on the Supervisory Board, and the Audit and Remuneration Committees of CureVac. Mr. Tooman received a BA degree in Economics from Kalamazoo College and studied at Waseda University in Tokyo as part of that program. He earned his MBA in finance from the University of Chicago. We believe Mr. Tooman’s valuable expertise and perspective in his capacity as our President and Chief Executive Officer and his extensive experience and knowledge of our industry qualify him to serve on our board of directors.

Iain Ross has served as our Non-Executive Chairman since September 2020 after serving as Executive Chairman from December 2019 to September 2020. He previously served as our Non-Executive Chairman from April 2019 to December 2019 and as our Chairman from 2004 to 2010. Mr. Ross has over 40 years’ experience in the international life sciences and technology sectors and has held significant roles in multi-national companies including Sandoz, Hoffman La Roche, Reed Business Publishing and Celltech Group plc. He has completed multiple financing transactions and has over 30 years’ experience in cross-border management as a chairman and CEO. He has led and participated in eight Initial Public Offerings (IPOs) and has direct experience of M&A transactions in Europe, the USA and the Pacific Rim. Currently Mr. Ross serves as Executive Chairman of Oxford Biodynamics plc (LSE), Non-Executive Chairman of ReNeuron Group and internationally holds other non-executive director roles. He is a qualified Chartered Director and Fellow of Royal Holloway, London University. We believe Mr. Ross’ experience in the biopharma and life sciences industries and his extensive management experience qualify him to serve on our board of directors.

James Ede-Golightly has served as a member of our board of directors since April 2019. Mr. Ede-Golightly is currently Chairman of Oxehealth Ltd, Oxeco Ltd and ORA Global Ltd. Among other directorships, Mr. Ede-Golightly is also Non-Executive Director of Sarossa plc and Gulfsands Petroleum plc. Mr. Ede-Golightly was a founder of ORA Capital Partners in 2006, having previously worked as an analyst at Merrill Lynch Investment Managers and Commerzbank. Mr. Ede-Golightly is a CFA Charterholder and holds an M.A. degree in economics from Cambridge University. In 2012, he was awarded New Chartered Director of the Year by the Institute of Directors. We believe that Mr. Ede-Golightly’s extensive experience in finance qualifies him to serve on our board of directors.

Dave Lemus has served as a member of our Board since June 2018. He also currently serves as a non-executive director of Sorrento Therapeutics Inc. (OTC: SRNEQ) and BioHealth Innovation, Inc. He also presently serves as the Chief Operating Officer, Chief Financial Officer and a board member of miRecule
Inc. Positions prior to this include serving as Chief Executive Officer of Ironshore Pharmaceuticals Inc, Chief Executive Officer of Sigma Tau Pharmaceuticals, Inc., and Chief Financial Officer of MorphoSys AG, where he launched Germany’s first biotech IPO in 1999. Prior to these positions he served as the Treasurer of Lindt & Spruengli AG, and in various management positions within F. Hoffman-LaRoche AG. Mr. Lemus received an M.S. from the Massachusetts Institute of Technology and a B.S. in accounting from the University of Maryland College Park. He is also presently an active certified public accountant licensed in the State of Maryland. We believe Mr. Lemus’s executive-level experience in the global pharmaceutical and biotech industry and his expertise in finance qualify him to serve on our board of directors

Michael H. Davidson, M.D. FACC, FNLA, has served as a member of our board of directors since January 2021. Dr. Davidson is Professor of Medicine and Director of the Lipid Clinic at the University of Chicago. He also serves as the Chief Executive Officer of NewAmsterdam Pharma Company N.V. (Nasdaq: NAMS) which was listed on Nasdaq in November 2022. Dr. Davidson is a leading expert in the field of Lipidology. He has conducted over 1,000 clinical trials, published more than 350 medical journal articles and written three books on Lipidology. His research background encompasses both pharmaceutical and nutritional clinical trials including extensive research on statins, novel lipid-lowering drugs, and omega-3 fatty acids. Dr. Davidson is a serial biotech entrepreneur, founding three companies, the Chicago Center for Clinical Research, which became the largest investigator site in the United States. We believe Dr. Davidson’s extensive experience in the field of lipidology and his prior management experience qualify him to serve on our board of directors.

Corporate Governance

Board Leadership Structure

Our board of directors has an independent chair, Iain Ross, who has authority, among other things, to call and preside over meetings of our board of directors, including meetings of the independent directors, to set meeting agendas and to determine materials to be distributed to our board of directors. Accordingly, Mr. Ross has substantial ability to shape the work of our board of directors. We believe that the separation of the position of chair of our board of directors and the position of Chief Executive Officer reinforces the independence of our board of directors in its oversight of the business and affairs of our company. In addition, we believe that having an independent chair of our board of directors creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of our board of directors to monitor whether management’s actions are in the best interests of Silence and its shareholders. As a result, we believe that having an independent chair of our board of directors can enhance the effectiveness of our board of directors as a whole.

Role of the Board in Risk Oversight

One of the key functions of our board of directors is informed oversight of our risk management process. Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through the board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure and our audit & risk committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit & risk committee also reviews and receives regular briefings concerning information security and technology risks, and monitors ongoing compliance with legal and regulatory requirements. Our nominations committee reviews our key enterprise risks and risk-management strategies, as well as monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct, and monitors compliance with legal, regulatory and ethical requirements. Our remuneration committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Meetings of The Board of Directors

Our board of directors met 11 times during 2024. Each member of our board of directors attended 75% or more of the aggregate number of meetings of the board and of the committees on which they served, held during the portion of the last fiscal year for which they were a director or committee member.

As required under applicable Nasdaq listing standards, in 2024, our independent directors met 11 times in regularly scheduled executive sessions at which only independent directors were present.

Information Regarding Committees of the Board of Directors

Our board of directors has four standing committees: an audit and risk committee, a remuneration committee, a nominations committee and a science and technology committee. The board has adopted a written charter for each of the committees below that is available to shareholders on our website at https://silence-therapeutics.com/investors/governance/governance-documents.

The following table provides membership and meeting information for 2024 for each of the committees of our board of directors:

Name	Audit & Risk	Remuneration	Nominations	Science & Technology
Craig Tooman
Iain Ross			X*
Michael Davidson	X	X		X*
James Ede-Golightly	X	X*	X
Dave Lemus	X*	X	X
Alistair Gray(1)	X		X

* Committee Chairperson

(1)
Mr. Gray resigned from the Board effective April 30, 2024.

Our board of directors has determined that each member of each committee meets the applicable Nasdaq rules and regulations regarding “independence” and each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to us.

Below is a description of each committee of our board of directors.

Audit & Risk Committee and Financial Expert

Our audit & risk committee is composed of Messrs. Ede-Golightly and Lemus and Dr. Davidson, and assists the board of directors in overseeing our accounting and financial reporting processes and the audits of our financial statements. Mr. Lemus serves as chairman of the audit & risk committee. The audit & risk committee consists exclusively of members of our board who are financially literate, and Mr. Lemus is considered an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. Our audit & risk committee is composed solely of independent directors under the requirements of the Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act.

The audit & risk committee’s responsibilities include:

•
monitoring the integrity of our financial statements, preliminary announcements and any other formal announcements relating to our financial performance;
•
advising the board of directors on whether the Annual Reports, Quarterly Reports and Accounts are fair, balanced and understandable;
•
reviewing the appropriateness and completeness of our internal controls and reviewing and approving the statements to be included in the Annual Reports, Quarterly Reports and Accounts;

•
considering annually whether we should have an internal audit function;
•
overseeing our relationship with the external auditors and assessing the effectiveness of the external audit process, including in relation to appointment and tendering, remuneration and other terms of engagement, appropriate planning ahead of each annual audit cycle, the independence of external auditors, and approving any non-audit services to be provided by the external auditors;
•
maintaining regular, timely, open and honest communication with the external auditors, ensuring the external auditors report to the committee on all relevant matters to enable the committee to carry out its oversight responsibilities;
•
reviewing management’s recommendations on financial and operational risk; and
•
establishing procedures for compliance, whistleblowing and fraud.

Remuneration Committee

Our remuneration committee is composed of Messrs. Ede-Golightly and Lemus and Dr. Davidson and assists the board of directors in determining executive director and officer compensation. Mr. Ede-Golightly serves as chair of the remuneration committee. Our board of directors has determined that each of these individuals is “independent” as defined under the applicable listing standards of Nasdaq, including the standards specific to members of a remuneration committee.

The remuneration committee’s responsibilities include:

•
establishing, reviewing, modifying and overseeing our overall compensation strategy and policies;
•
reviewing and making recommendations to the board of directors regarding compensation for non-executive members of the board of directors, including the approval of the director remuneration policy;
•
preparing any report on compensation required under English law or regulation, including the preparation of the directors’ remuneration report, and any applicable disclosure requirements of the SEC;
•
preparing the director remuneration policy for all executive directors including our Chief Executive Officer and chairman;
•
reviewing, approving and recommending to the board of directors corporate goals and objectives, evaluating the performance of the Chief Executive Officer, and recommending to the board of directors the compensation level of the Chief Executive Officer;
•
reviewing, approving and recommending to the board of directors all elements of the compensation and other terms of employment of the executive officers other than the Chief Executive Officer;
•
reviewing the on-going appropriateness and relevance of the remuneration policy;
•
retaining and obtaining compensation consultants, legal counsel and other advisors and assessing the independence thereof,
•
adopting, amending, terminating and administering our equity incentive plan, pension and profit sharing plans, deferred compensation plans and other similar programs
•
approving the design of, and determining targets for, any performance-related pay schemes operated by us and approving the total annual payments made under such schemes;
•
approving, modifying and overseeing our “clawback” or similar policies;
•
conducting periodic risk assessment on our compensation policies and practices; and
•
reviewing and discussing with management our policies and practices related to management of human capital resources and talent retention.

The remuneration committee may form and delegate authority to one or more subcommittees composed of one or more of its members for any purpose that the remuneration committee deems appropriate, and may delegate to such subcommittees such power and authority as the remuneration committee deems appropriate, in all cases to the extent consistent with our articles of association, the Nasdaq listing rules and other applicable law.

See “Executive Compensation—Compensation Discussion and Analysis” for a discussion of the role of our executive officers and compensation consultant in determining executive compensation.

Nominations Committee

Our nominations committee is composed of Messrs. Ross, Ede-Golightly, Lemus, and Dr. Davidson, and assists our board of directors in identifying individuals qualified to become members of our board and executive officers consistent with criteria established by our board in developing our corporate governance principles. Mr. Ross serves as chairman of the nominations committee.

The nominations committee’s responsibilities include:

•
regularly reviewing the structure, size and composition (including the skills, knowledge, independence, experience and diversity) of our board of directors and making recommendations to the board of directors with regard to any adjustments that are deemed necessary;
•
determining the qualities and experience required of our executive and non-executive directors and identifying suitable candidates, assisted where appropriate by recruitment consultants;
•
periodically reviewing plans for succession for both executive and non-executive directors, to ensure its adequacy;
•
assessing the re-appointment of any non-executive director at the conclusion of his or her specified term of office, having given due regard to the director’s performance and ability to continue to contribute to our board of directors in the light of the knowledge, skills and experience required;
•
assessing the re-election by shareholders of any director, having due regard to his or her performance and ability to continue to contribute to our board of directors in the light of the knowledge, skills and experience required and the need for progressive refreshing of the board of directors;
•
considering and, if appropriate, authorizing situational conflicts of interest of directors or potential directors and reviewing such authorizations at least annually;
•
evaluating individual directors’ interests and prospective director independence, experience and the independence and requirements imposed by the SEC and Nasdaq;
•
monitoring progress of any relevant corporate governance or regulatory developments that may impact the committee and recommending any action or changes it considers necessary to the board of directors for approval; and
•
reviewing shareholder proposals and make recommendations to the board of directors.

Science and Technology Committee

Our science and technology committee is composed of Dr. Davidson and assists the board of directors in overseeing our scientific and research strategy. Our board of directors has determined that Dr. Davidson is “independent” as defined under the applicable listing standards of Nasdaq.

The science and technology committee’s responsibilities include:

•
reviewing, evaluating and providing strategic advice to the board of directors on the quality, direction and competitiveness of our research and development programs;
•
reviewing, evaluating and providing strategic advice to the board of directors on our research and development strategy and plans, and the means for and progress in achieving its goals and objectives;

•
at the request of the board of directors, performing a scientific and technical review of internal and external investments, including business development projects, potential acquisitions, and purchase of new technologies;
•
conducting regular reviews of the pipeline; and
•
monitoring, identifying and discussing significant emerging science and technology issues and trends, including their impact on any research and development programs, plans, or policies.

Director Nomination Process

We believe that an effective board of directors should be made up of individuals who collectively provide an appropriate balance of diverse occupational and personal backgrounds and perspectives and who have a range of skills and expertise sufficient to provide guidance and oversight with respect to our strategy and operations. Our board of directors and our nominations committee seek individuals with backgrounds and qualities that, when combined with those of our other directors, enhance the board’s effectiveness and result in a balance of knowledge, experience, and capability. Our nominations committee considers candidates who are recommended by its members, by other members of the board of directors, by shareholders, and by management, as well as those identified by third-party search firms retained to assist in identifying and evaluating possible candidates.

In assessing potential candidates, our board of directors and nominations committee will consider, among other factors, whether the candidate possesses relevant expertise to offer advice and guidance to management, has sufficient time to devote to our business and operations, demonstrates excellence in the candidate’s field; has the ability to exercise sound business judgment and is committed to represent the long-term interests of our shareholders.

Shareholder Recommendations and Nominations

Our nominations committee considers both recommendations and nominations for candidates to the Board from shareholders so long as such recommendations and nominations comply with our articles of association and applicable laws, including the rules and regulations of the SEC. Shareholders may recommend director nominees for consideration by the nominations committee by writing to our Company Secretary at c/o Silence Therapeutics plc, 72 Hammersmith Road, London W14 8TH, United Kingdom, and providing evidence of the shareholder’s ownership of our ordinary shares and/or ADSs, the nominee’s name, home and business address, as well as the nominee’s detailed biographical data and qualifications for board membership, and information regarding any arrangements or understandings between the shareholder and the recommended candidate.

In accordance with our articles of association, no person (other than a director retiring by rotation or otherwise) shall be elected or re-elected as a director at any general meeting unless: (a) he or she is recommended by the board of directors; or (b) at least seven but not more than 42 clear days before the date appointed for the meeting we have received notice from a shareholder (other than the person proposed) entitled to vote at the meeting of their intention to propose a resolution for the election or re-election of that person, stating the particulars which would, if he or she were so elected or re-elected, be required to be included in our register of directors and a notice executed by that person of his or her willingness to be elected, or re-elected, is lodged at our registered office. Shareholders who desire to nominate persons directly for election to the board of directors at an annual general meeting of shareholders must meet the deadlines and other requirements to propose a resolution. Any vacancies on the Board occurring between our annual general meetings of shareholders may be filled by the Board.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees. The Code of Business Conduct and Ethics is available on our website at https://silence-therapeutics.com/investors/governance/governance-documents/. We expect that any amendments to this code or any waivers of its requirements will be disclosed on our website.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other disposition of securities by our directors, officers, employees, and certain consultants. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as the exchange listing standards applicable to us. A copy of our insider trading policy is filed as an exhibit to our Annual Report on Form 10-K for our fiscal year ended December 31, 2024.

Executive Officers

Below is a list of our executive officers and their ages as of the date of this Amendment. There are no family relationships between any of our executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Name	Age	Position
Craig Tooman	59	President, Chief Executive Officer and Executive Director
Rhonda Hellums	53	Chief Financial Officer
Steven Romano, M.D.	65	Head of Research & Development

Biographical information for Mr. Tooman is included above with the director biographies under the section of this Amendment titled “Board of Directors.”

Rhonda Hellums has served as our Chief Financial Officer since February 2022 and has previously served as our Vice President, Finance since joining in April 2021. Ms. Hellums has over 25 years of corporate finance, accounting, strategic planning, M&A, treasury management, investor and public relations. Prior to joining Silence, from 2019 to 2021, she served as CFO of Deer Oaks Mental Health Associates and prior to that, from 2014 to 2019, Ms. Hellums served as Vice President of Finance, and then subsequently as CFO of Aratana Therapeutics. Ms. Hellums has held management positions at several healthcare companies, including Kinetic Concepts, Inc. (now 3M+KCI), Enzon Pharmaceutical, Inc. Genzyme Corporation, and ILEX Oncology, Inc. Ms. Hellums received her BBA degree in Accounting and Information Systems and MBA from the University of Texas at San Antonio.

Steven Romano, M.D.has served as our Head of Research and Development since April 2023, and previously served as a member of our board of directors from July 2019 to March 2023. Dr. Romano is a pharmaceutical executive and board-certified psychiatrist with over 28 years of drug development experience across a wide range of therapeutic and disease areas. Dr. Romano most recently served as executive vice president and chief scientific officer at Mallinckrodt plc, where he had responsibility for research and development, regulatory, safety sciences and medical affairs. Prior to joining Mallinckrodt, Dr. Romano spent 16 years at Pfizer, Inc. where he held a series of senior research and development and medical roles of increasing responsibility, culminating in his most recent position as SVP, Head, Global Medicines Development, Global Innovative Pharmaceuticals Business. He has recently served as Chairman of the National Pharmaceuticals Council, a health policy research organization, and is a past president of the International Society for CNS Clinical Trials and Methodology, an independent organization focused on enhancing therapeutic development of central nervous system therapeutics. Dr. Romano graduated from Washington University in St. Louis with a bachelor’s degree in biology and English literature, received his M.D. from the University of Missouri-Columbia School of Medicine and completed his psychiatry and fellowship at Weill Cornell Medical Center, where he held academic and clinical positions prior to entering the industry

Item 11. Executive Compensation

Compensation Discussion and Analysis

Effective January 1, 2025, we are no longer a foreign private issuer within the meaning of the Exchange Act. We are now subject to United States domestic issuer rules, and we must include certain disclosures that were not previously required, including this Compensation Discussion and Analysis.

This Compensation Discussion and Analysis provides an overview of the material components of our executive compensation program for the fiscal year ended December 31, 2024, or fiscal year 2024, for our “named executive officers,” who are listed below. This Compensation Discussion and Analysis is intended to assist you in understanding the information provided in the compensation tables below and to provide additional context regarding our overall compensation program. In addition, we explain how and why our remuneration committee (sometimes referenced as the “Committee” in this Compensation Discussion and Analysis) determined our compensation policies and made specific compensation decisions for our named executive officers during and for fiscal year 2024.

Executive Summary

Our named executive officers for fiscal year 2024 are our principal executive officer, principal financial officer and the next most highly compensated executive officer who was serving as an executive officer on December 31, 2024, as listed below. We have no other executive officers who were serving as of December 31, 2024, or who served during fiscal year 2024.

•
Craig Tooman, our Chief Executive Officer (our principal executive officer);
•
Rhonda Hellums, our Chief Financial Officer (our principal financial officer); and
•
Steven Romano, M.D., our Chief Research and Development Officer.

Ms. Hellums was promoted from Senior Vice President to Executive Vice President in July 2024. Dr. Romano was appointed as head of Research and Development in April 2023 and was promoted to Executive Vice President, Chief Research and Development Officer in July 2024.

Each of our named executive officers is based in the United States and is compensated in U.S. dollars.

We are a biotechnology company focused on discovering and developing novel molecules incorporating short interfering ribonucleic acid, or siRNA, to inhibit the expression of specific target genes thought to play a role in the pathology of diseases with significant unmet medical need. 2024 was a successful year for our business, as illustrated by the following highlights, among others:

•
Divesiran (SLN124) is currently being evaluated in the SANRECO Phase 2 clinical trial in polycythemia vera, or PV, patients. In December 2024, we presented positive interim results from the Phase 1 portion of the SANRECO clinical trial at the American Society of Hematology annual meeting. Interim results showed divesiran substantially reduced phlebotomy requirements and lowered HCT levels following infrequent dosing in a range of PV patients. In December 2024, we also announced the first subject has been dosed in the Phase 2 portion of the SANRECO clinical trial which is currently underway. The U.S. Food and Drug Administration has granted divesiran Fast Track and orphan drug designations for PV, and, in December 2024, the European Commission granted divesiran orphan drug designation for PV in Europe.
•
In Phase 1 and Phase 2 clinical trials, zerlasiran (SLN360) was shown to substantially lower Lp(a) levels in ASCVD patients with persisting effects following infrequent dosing and was observed to be well tolerated with no major safety concerns and, during the fourth quarter 2024, we received positive regulatory feedback from the FDA and European Medicines Agency on the Phase 3 cardiovascular outcomes study design for zerlasiran in patients with high Lp(a). We are engaged in global partnership discussions to seek a third-party partner for potential Phase 3 development of zerlasiran as well as potential future commercialization activities.

Our compensation program is well-structured to incentivize our leadership team to focus on the strategic objectives that, when achieved, will help to create shareholder value. To this end, we regularly evaluate our executive compensation program to ensure that our approach aligns with shareholder interests as well as with competitive and appropriate pay practices for our industry and comparable global companies.

The Committee undertakes a rigorous and comprehensive process to determine executive compensation. This includes benchmarking against peer companies, consulting with independent compensation advisors, evaluating market trends, and aligning pay structures with company performance, strategic goals, and shareholder interests. The Committee also considers individual performance, the competitive landscape for executive talent, and our overall short- and long-term objectives.

Achievement against objectives is given careful consideration by the Committee when determining variable pay, and each objective is reviewed for overall achievement. In 2024, the Committee acknowledged the team’s significant progress in advancing our clinical-stage programs, further financing key programs, and expanding US-investor base. Therefore, the board determined an achievement score of 95% was fair and justifiable.

The Committee has approved the following corporate performance goals for 2025. The executive performance bonuses will be determined based on the achievement of these goals.

Objective
Deliver on Partnering and Management of Capital	30%
Deliver on clinical milestones	30%
Sustain Competitive Platform	15%
Manufacturing, Compliance and Quality	15%
Corporate Execution and Resilient Operations	10%
TOTAL	100%

Compensation Program Objectives, Philosophy and Elements of Compensation

The main objectives of our executive compensation program are to:

•
Motivate, attract and retain highly qualified executives who will deliver on our strategic objectives.
•
Align executive incentives with those of all our employees, including bonus eligibility and base salary increases, to ensure all individuals work towards achieving corporate and individual goals.
•
Create a competitive, fair, reasonable and balanced compensation program that rewards executives’ performance and contributions to our short- and long-term business results, while closely aligning the interests of the executives with those of shareholders.
•
Emphasize pay for performance by tying incentive remuneration to delivery of key strategic objectives, ensuring executives are incentivized to deliver across a range of objectives for which they are accountable.

We believe that our executive compensation program accomplishes the following:

•
Provides base salaries consistent with each executive’s responsibilities and avoids an over-reliance on variable pay elements that could encourage excessive risk taking.
•
Ensures an appropriate portion of each executive’s compensation is tied to our future share performance, thus aligning their interests with those of our shareholders.
•
Utilizes equity compensation and vesting periods for equity awards that encourage executives to remain employed and focus on sustained share price appreciation.

•
Adopts a mix between cash (fixed and at-risk) and equity compensation designed to encourage strategies and actions that are in our short- and long-term best interests.

To achieve our compensation objectives, we historically have provided our executive officers with a compensation package consisting of the following elements:

Element of Compensation	Objectives	Key Features
Base Salary (fixed cash)

Provides financial stability and security through a fixed amount of cash for performing job responsibilities. Set at a level to attract and retain executives at a caliber necessary to drive our success.

The Committee aims to set base salary at levels that are broadly aligned with the mid-points for equivalent roles in comparable global companies, adjusted to reflect Company size and complexity.

Salaries are normally reviewed annually, and changes are generally effective from January 1st. The annual salary review of our named executive officers takes into consideration a number of factors, including, but not limited to business performance, salary increases of overall employee population, skills and experience of the individual, scope of the individual’s responsibilities, changes in size or complexity of the Company, market competitiveness as well as UK, European, and US market practice, and the underlying rate of inflation.

Performance Bonus (at-risk cash)

Motivates and rewards executives for attaining rigorous annual corporate performance goals that relate to our key business objectives. Supports our corporate strategy and business plan by linking executive performance to pay.

Target bonus amounts, calculated as a percentage of base salary, are approved by the Board and are consistent with the role currently being undertaken by the individual. Annual bonuses have a target of up to 60% of base salary and a maximum payout for “stretch” bonuses of 100%. The Board may exercise discretion in setting target bonuses above 60% of base salary. The annual bonus is performance based and entirely within the discretion of the Company. The Committee may, in appropriate circumstances, waive the maximum target bonus opportunity for named executive officers where an additional bonus payout is made to reflect overall business performance, individual contribution or the achievement of separate targets, such as the completion of a transaction.

Long-Term Incentive (at-risk equity)

Motivates executives who make important contributions by providing equity ownership opportunities. Rewards for long-term performance and aligns executives’ interests with shareholder interests and changes in shareholder value. Attracts highly qualified executives and encourages their continued employment over the long-term.

Annual equity opportunities are generally reviewed and determined annually at the beginning of the year or as appropriate during the year for new hires, promotions, or other special circumstances, such as to encourage retention, or as a reward for significant achievement. Individual grants are determined based on a number of factors, including current corporate and individual performance, outstanding equity holdings and their retention value and total ownership, historical value of our shares, internal equity amongst executives, other elements of compensation, and market and peer group data provided by our independent compensation consultant. To date, equity awards have been provided in the form of share options.

In evaluating our executive compensation policies and programs, we consider the performance and skills of each executive, alongside the compensation provided to executives at comparable companies with similar responsibilities.

Our goal is to offer a competitive compensation package that includes substantial short- and long-term incentives tied to the achievement of measurable corporate objectives. We believe this approach strikes the right balance between immediate and future rewards, aligning executive performance with maximizing shareholder value.

We do not have any formal policies for allocating compensation among salary, performance bonus awards and equity grants, short- and long-term compensation or among cash and non-cash compensation. Instead, the Committee uses its judgment to establish a total compensation program for each executive officer that is a mix of current, short- and long-term incentive compensation, and cash and non-cash compensation, that it believes is appropriate to achieve the goals of our executive compensation program and our corporate objectives. However, a significant portion of the executive officers’ target total direct compensation is comprised of performance-based bonus opportunities and long-term equity awards, in order to align the executive officers’ incentives with the interests of our shareholders and our corporate goals.

In making executive compensation decisions, the Committee generally considers each executive officer’s target total direct compensation, which consists of base salary, target bonus opportunity (together, “total cash compensation”) and long-term equity awards (valued based on an approximation of grant date fair value).

Governance Practices

The Committee regularly reviews best practices in executive compensation and uses the following guidelines to design our executive compensation programs:

What We Do	What We Don’t Do

✓  Align executive compensation with shareholder interests

✓  Pay-for-performance philosophy and culture

✓  Significant portion of pay “at risk” and tied to our performance and objectives

✓  Comprehensive clawback policy

✘ No guaranteed annual bonuses ✘ No backdating of share option awards ✘ No supplemental executive retirement plans ✘ No excessive executive perquisites

How We Determine Executive Compensation

Role of Our Remuneration Committee, Management and the Board

The Committee currently consists of Michael Davidson, James Ede-Golightly, and Dave Lemus, all three of whom are deemed to be independent for purposes of the Nasdaq listing rules. The Committee’s principal function is to support the Company’s strategy by ensuring that those individuals responsible for delivering the strategy are appropriately incentivised through the operation of the Company’s remuneration policy. In determining the Company’s current policy, and in constructing the remuneration arrangements for named executive officers and senior employees, the Board, advised by the Committee, aims to provide remuneration packages that are competitive and designed to attract, retain and motivate employees of the highest calibre, and align incentives with shareholder interest.

The Committee is primarily responsible for establishing and reviewing our overall compensation strategy and policies. The Committee meets periodically throughout the year, typically four times or more, to, among other responsibilities, manage and evaluate our executive compensation program, and determines the principal components of compensation (base salary, performance bonus awards, and equity awards) for our executive officers. The Committee does not delegate authority to approve executive officer compensation. The Committee’s annual executive compensation decisions for an applicable year are typically made during a Committee meeting in the last quarter of the preceding year, although the Committee may refine those decisions in the first quarter of the applicable year.

In its decision-making process, the Committee takes into account information from both internal and independent sources, including its independent compensation consultants, AON Solutions UK Ltd (“Aon”). AON was appointed as remuneration consultants by the Committee following a competitive bid process, based on its extensive industry experience and expertise in relevant geographies. AON advises the Committee on all aspects of senior executive remuneration and has kept the Committee up to date on remuneration trends and corporate governance best practice. AON does not have any other connection with the Company and is considered to be independent by the Committee.

Our named executive officers provide updates to the Committee, as required, to ensure that the Committee is fully informed about pay and performance issues throughout the Company. The Committee takes these factors into account when determining the remuneration of the named executive officers. No named executive officers have direct decision-making authority over their own compensation, as all such decisions are overseen by the Committee to maintain fairness and alignment with shareholder interests, but the Committee does take into account views and recommendations from our Chief Executive Officer regarding the performance of and appropriate compensation levels for the other executive officers.

Use of Competitive Market Compensation Data: Fiscal Year 2024 Peer Group

The Committee believes that it is important when making compensation decisions to be informed as to the current practices of comparable public companies with which we compete for top talent. The Committee believes that the peer and market data provided by our independent compensation consultant is helpful in determining market-competitive compensation for our executives. The Committee considers peer data as part of a market-check analysis that is used in conjunction with its assessments of numerous other factors. The Committee’s goal is to set our named executive officers’ target total cash compensation at the median of our peer group companies (with bonus more heavily weighted than salary) and to provide equity with a value between the 50th and 75th percentiles of our peer group. For fiscal year 2024, the target total direct compensation level (including equity awards) for our chief executive officer was at approximately the 25th percentile of our peer group and for our other named executives was between the 25th and 50th percentiles. In order to align compensation with the Committee’s 50th percentile philosophy, in 2025, target bonuses are set to match the 75th percentile of our peer group companies.

With recommendations from AON, the Committee identifies a group of companies that would be appropriate peers for compensation decisions. In selecting peers, the Committee focuses on biotechnology or pharmaceuticals companies that are headquartered in the United States or the United Kingdom and that are publicly traded on either the Nasdaq Stock Market, New York Stock Exchange or London Stock Exchange, and takes into account, among other factors, their revenues, market capitalization, number of employees and certain other financial measures.

In October 2023, the Committee approved the following peer group of companies:

• 4D Molecular Therapeutics	• Immatics	• Replimune Group
• AC Immune SA	• Iteos Therapeutics	• Rocket Pharmaceuticals
• Alpine Immune Sciences	• Lineage Cell Therapeutics	• Stoke Therapeutics
• Autolus Therapeutics	• Merus	• Sutro Biopharma
• Bicycle Therapeutics	• Omega Therapeutics	• Taysha Gene Therapies
• Design Therapeutics	• Poseida Therapeutics	• Voyager Therapeutics
• Ikena Oncology	• Prelude Therapeutics

In September 2024, the Committee revised the peer group primarily due to our progress in our clinical trials. The revised peer group excluded Alpine Immune Sciences, Design Therapeutics, Ikena Oncology, Lineage Cell Therapeutics, Omega Therapeutics and Prelude Therapeutics and added Arcturus Therapeutics, Beam Therapeutics, Centessa Pharmaceuticals, Intellia Therapeutics, Kymera Therapeutics and Wave Life Sciences.

Shareholder Say-on-Pay Vote

Because we became a United States domestic issuer under SEC and Nasdaq rules effective January 1, 2025, our shareholders will have their first opportunity to cast a non-binding advisory vote (“say-on-pay vote”) to approve our named executive officers’ compensation at our 2025 meeting of shareholders. In the future, we intend to consider the outcome of the say-on-pay votes when making compensation decisions regarding our named executive officers. Following the vote at the meeting and depending on the outcome of the resolution regarding the frequency of future say-on-pay votes, our next say-on-pay vote is expected to occur at the 2026 shareholder meeting.

Factors Used in Determining Executive Compensation

The Committee sets the compensation of our executive officers at levels it determines to be competitive and appropriate for each executive officer, using the professional experience and judgment of Committee members. The Committee considers numerous factors when setting executive pay levels, including: (i) market and peer data provided by our independent compensation consultant; (ii) a review of industry survey data; (iii) employee knowledge, skill, and experience; (iv) individual performance and contribution; and (v) scope of current and expected future responsibilities along with any retention concerns.

Elements of Our Fiscal Year 2024 Executive Compensation Program

Base Salaries

The base salaries of our named executive officers are an important part of their total compensation package and are intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The Committee periodically reviews the base salaries of our named executive officers and may approve merit and cost of living increases as well as increases to reflect expanded responsibilities. The table below reflects the base salaries of our named executive officers as of the beginning of fiscal year 2024 and shows the percentage increase over the respective base salaries in effect as of the beginning of fiscal year 2023. In addition, in light of their promotion to Executive Vice President, the base salary of each of Ms. Hellums and Dr. Romano was increased to $480,000 effective July 1, 2024 (a 6.2% increase for Ms. Hellums and 6.3% for Dr. Romano). No further increases were implemented during 2024. The Committee determined the increases for all named executive officers were appropriate in light of each executive’s individual performance and target total cash compensation compared to applicable market and peer group data.

Named Executive Officer	Start of Fiscal Year 2024 Base Salary	Percentage Increase from Start of Fiscal Year 2023
Craig Tooman	$618,844	5.0%
Rhonda Hellums	$452,025	5.0%
Steven Romano, M.D.	$451,500	5.0%

Annual Performance Bonuses

The annual performance cash bonuses for our named executive officers are tied to achievement of our corporate goals and delivery on our business strategy. We develop our corporate goals based upon our performance objectives and strategic priorities for the upcoming year. In general, these corporate goals include development of pipeline and platform, partnering successes, revenue generation, strengthening of intellectual property and control of cash expenditure. In 2024, all employees were eligible for the annual performance bonus, including our executive officers. Each eligible employee has a target annual performance incentive opportunity that corresponds to achievement of 100% of the performance goals comprising the corporate scorecard. Following the end of the year, the Committee determines the extent to which the prior year’s corporate scorecard metrics were met and incentive payments are made as soon as practicable thereafter.

2024 Target Bonus Amounts

The Committee periodically reviews each of our named executive officer’s target bonus opportunity and establishes it as a percentage of base salary. Following a review of applicable market and peer group data provided by our independent compensation consultant, an assessment of the Company’s performance and an analysis of each individual’s target total cash compensation, the Committee originally established the 2024 target percentages at 60% for Mr. Tooman and 40% for Ms. Hellums and Dr. Romano. That percentage for Ms. Hellums and Dr. Romano was increased to 45% effective for the second half of 2024 in light of their promotion to Executive Vice President on July 1, 2024. The Committee retains the authority to adjust the targets as it deems appropriate.

2024 Corporate Scorecard Design and Achievement

For 2024, our corporate scorecard was comprised of performance objectives in seven categories: 20% tied to the achievement of planned targets for the development of SLN 360; 20% tied to achievement of planned targets for the development of SLN 124; 15% tied to manufacturing processes; 10% tied to new business development; 10% tied to candidate identification and selection; 7.5% tied to regulatory compliance; and 17.5% tied to achievement of operational targets. The goals summarized below for each metric were selected by the Committee based on the Committee’s determination that each was important for our short- and long-term success. When it approved the 2024 performance objectives, the Committee believed that achievement of target performance would be reasonably challenging based upon industry-wide conditions and our internal forecasts at the time. Our 2024 corporate scorecard and the relevant performance levels are summarized below and includes the level of detail we believe we can disclose without creating competitive harm for the Company.

Metric	Weight	Goals	Achievement	Weighted Achievement
SLN360: Milestone Delivery	20%	Goals related to achieving our planned targets for the development of SLN360	97.5%	19.5%
SLN124: Milestone Delivery	20%	Goals related to our planned targets for the development of SLN124	105%	21%
Manufacturing Processes	15%	Goals related to achieving our planned manufacturing processes for all program	100%	15%
New Business Development	10%	Goals related to securing high-level business development deals	50%	3%
Candidate Selection	10%	Goals related to identifying, recruiting and selection of new candidates	95%	9.5%
Compliance and quality	7.5%	Goals related to maintaining, regulatory compliance and quality systems	100%	7.5%
Operational Targets	17.5%	Goals related to achieving operational targets, maintaining a cash runway, and reporting on KPIs	100%	17.5%
		Calculated Achievement	95%

In determining individual annual performance bonuses, the Committee evaluated the Company’s performance relative to the corporate goals established for the fiscal year. While the Committee retains discretion to adjust the annual bonuses for named executive officers based on their individual performance rating and overall individual contribution towards our achievement of the corporate objectives, it determined that adhering to the corporate scorecard and awarding bonuses in alignment with the achievement percentages outlined above was the most appropriate approach.

Equity Compensation

We have adopted the Silence Therapeutics plc 2023 Equity Incentive Plan, under which we may grant equity-based incentive awards to employees, including our named executive officers. We believe that our ability to grant equity awards is a valuable and necessary compensation tool that aligns the long-term interests of our executive officers with the financial interests of our shareholders and is therefore a key aspect of our pay-for-performance program. The Committee believes that share options are inherently performance-based and automatically link executive pay to shareholder return, as the value realized, if any, from an award of share options is dependent upon, and directly proportionate to, future appreciation in our share price. Regardless of the reported value in the Summary Compensation Table, our named executive officers will only receive value from their share option awards if the market price of our stock increases above the market price of our stock at the time of grant and remains above such price as the share options continue to vest.

Annual equity grants to executive officers are typically granted by the Committee to executive officers on the first Thursday of every year, though spot grants may be made at other times by reason of promotions, new hires and other circumstances. In fiscal year 2024, we approved equity awards to our named executive officers in the form of share options. The Committee used its subjective judgement to determine the amounts it believed were appropriate for each named executive officer, weighing the following factors: the executive’s target total direct compensation, current corporate and individual performance, outstanding equity holdings and their retention value and total ownership, historical value of our ordinary shares, internal equity amongst executives and market and peer group data provided by our independent compensation consultant. The share options granted in 2024 will vest over a four-year period, with 25% of the shares subject to each award vesting on the first anniversary of the grant date and the remaining 75% vesting in substantially equal monthly installments over the following 36 months, subject to continued service through the applicable vesting date.

The following table sets forth the share options granted to our named executive officers in fiscal year 2024:

Named Executive Officer	Share Options Granted
Craig Tooman	216,960
Rhonda Hellums	79,506
Steven Romano, M.D.	75,000

Other Features of Our Compensation Program

Employment Agreements with our Named Executive Officers

We have entered into employment agreements with each of our named executive officers, and each of the agreements contain substantially similar terms exclusive of compensation and severance levels. The agreements set forth the terms and conditions of each executive’s employment with us, including base salary, bonus opportunity, eligibility for employee benefits and severance benefits upon a qualifying termination of employment, intellectual property rights, and certain non-inducement and non-solicitation covenants for a period of 12 months.

Each of the named executive officers’ employment is at will and terminable by the executive or the Company at any time, with or without cause, provided that the executive must provide 45-days prior written notice upon a termination other than for good reason (as defined in the agreement) unless waived by the company. If the executive is discharged for cause then all rights to any unearned, non-vested or non-accrued compensation will terminate.

If the Company terminates the executive’s employment without cause or the executive terminates for good reason, then, in addition to any accrued compensation, benefits or reimbursable expenses, the terminated executive is entitled, contingent on the execution of the Company’s standard form of release (and, for any member of the board of director of the company or an affiliate, resignation from the board), to:

i.
continued base salary for a period of 12 months in the case of Mr. Tooman and 6 months for Ms. Hellums and Dr. Romano;

ii.
COBRA premium payments exceeding their prior monthly contributions (subject to taxes), beginning on the 60th day following termination, until the earlier of (A) expiration of the severance period as described above, (B) eligibility for other healthcare, or (C) COBRA ineligibility;
iii.
any unpaid short-term bonus for any completed performance period, which will be paid in a lump sum when other senior executive bonuses are paid generally, but in no case later than March 15th of the year following the year of termination;
iv.
a pro rata bonus for the year in which the termination occurs based upon the achievement of applicable performance goals, which will be paid in a lump sum when other senior executive bonuses are paid generally, but in no case later than March 15th of the year following the year of termination; and
v.
treatment as a “good leaver” with respect to the post-termination exercise period of all vested equity awards.

If, within 12 months following a change in control (as defined in the employment agreements), a named executive officer’s employment is terminated without cause or for good reason, then that executive is entitled to the same severance and other benefits as if they had been terminated without cause (subject to execution of a release), except that (i) the term of severance will be for 18 months in the case of Mr. Tooman and 12 months for Ms. Hellums and Dr. Romano, and (ii) the severance payment will be made in one lump sum on the 60th day following the date of termination.

Moreover, if a person obtains “control” (as defined in the company’s share scheme) of the company, any unvested equity grants held by a named executive officer will vest and become exercisable in accordance with Rule 11.1 of the share scheme and any documents awarding such equity grants. Notwithstanding any contrary provisions in an award agreement, any award that does not become vested and exercisable upon a person gaining control shall fully vest and become exercisable if the employment agreement and the executive’s employment with the company is terminated, following or upon such person gaining control, whether such termination is by the company (or its successor) other than for cause, incapacity, or death, or by the executive for good reason.

In the event a named executive officer is unable to perform their duties due to incapacity, and such incapacity results in undue hardship to the Company, the Company may terminate the named executive officer's employment as of the end of any calendar month, with 30 days' prior written notice. In the event of the named executive officer's death, their employment shall terminate as of the date of death. If the named executive officer's employment is terminated due to incapacity or death, in addition to any unpaid compensation, benefits or reimbursable expenses, they or their estate shall be entitled to the prior year bonus and a pro rata bonus, if any. Furthermore, all vested equity awards shall be treated as a termination for “good leaver reason” under the share scheme.

For a quantification of amounts that could be paid to a terminated named executive officer, see “—Executive Compensation Tables—Potential Payments upon Termination or Change in Control”.

Retirement Plans

Our named executive officers are eligible to participate in a defined contribution 401(k) retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis (the “401(k) plan”). Eligible employees may defer eligible compensation up to the statutorily prescribed annual limits on contributions under the Internal Revenue Code of 1986, as amended (the “Code”). For the 2024 plan year, we made discretionary matching contributions on a per payroll basis equal to 100% of the first 6% of eligible compensation deferred, subject to Code limits. Matching contributions are 100% vested when made to the 401(k) plan. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. Except for contributions to a Roth account, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

Other than the 401(k) plan, our employees, including our named executive officers, do not participate in any qualified or non-qualified retirement or deferred compensation benefits.

Health/Welfare Plans

Our named executive officers are eligible to participate in broad-based health and welfare benefit plans, such as medical, dental, vision, disability and life insurance, in each case generally on the same basis as other eligible employees. We do not maintain any supplemental health and welfare plans for our named executive officers. Our Committee may elect to adopt such plans in the future if it determines that doing so is in our best interests.

Perquisites

Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. We do provide Mr. Tooman with up to $10,000 annually for the preparation and submission of tax returns in the UK and USA. In the future, we may provide perquisites or other personal benefits in limited circumstances, such as those described in the preceding paragraph. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by the Committee.

Stock Guidelines

We do not currently maintain stock ownership guidelines for employees or non-employee directors or a policy that expressly limits hedging or pledging of or similar transactions in our stock.

Tax and Accounting Considerations

As a general matter, the Committee reviews and considers the various tax and accounting implications of compensation programs we utilize. The Committee believes that shareholder interests are best served if the Committee retains the discretion to approve compensation arrangements that support our corporate objectives, even if an arrangement does not qualify for full or partial tax deductibility under United States or other tax law or results in adverse accounting consequences to us.

Code Section 162(m)

Under Section 162(m) of the Code (“Section 162(m)”), compensation paid to each of our “covered employees” that exceeds $1 million per taxable year is generally non-deductible for federal income tax purposes. Although the Committee will continue to consider tax implications as one factor in determining executive compensation, the Committee also looks at other factors in making its decisions and retains the flexibility to provide compensation for our named executive officers in a manner consistent with the goals of our executive compensation program and our best interests and the best interests of our shareholders, which may include providing for compensation that is not deductible by us due to the deduction limit under Section 162(m).

Code Section 409A

Section 409A of the Code (“Section 409A”) affects the manner by which deferred compensation opportunities are offered to our United States taxpayer employees and other service providers. Section 409A requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose United States taxpayer employees and other service providers to accelerated income tax liabilities, penalty taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our U.S taxpayer employees and other service providers, including our named executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A.

Code Section 280G

Section 280G of the Code (“Section 280G”) disallows a tax deduction with respect to excess parachute payments to certain executives of companies which undergo a change of control. In addition, Section 4999 of the Code imposes a 20% excise tax on the individual with respect to the excess parachute payment. Parachute payments are compensation linked to or triggered by a change of control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long-term incentive plans including share options and other equity-based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G based on the executive’s prior compensation. In approving the compensation arrangements for our named executive officers, the Committee considers all elements of the cost to us of providing such compensation, including the potential impact of Section 280G. However, the Committee may, in its judgment, authorize compensation arrangements that could give rise to loss of deductibility under Section 280G and the imposition of excise taxes under Section 4999 when it believes that such arrangements are appropriate to attract and retain executive talent, and the Committee may make a cash payment to gross an individual up for such excises taxes if in its judgment it determines that to be appropriate in the circumstances of any contemplated transaction.

Accounting for Share-Based Compensation

We follow the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 (“ASC Topic 718”) for our share-based compensation awards. ASC Topic 718 requires companies to calculate the grant date “fair value” of their share-based awards using a variety of assumptions. ASC Topic 718 also requires companies to recognize the compensation cost of their share-based awards in their income statements over the period that an employee is required to render service in exchange for the award. Grants of share options under our equity incentive award plans are accounted for under ASC Topic 718. The Committee considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity award programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Other Compensation Policies and Practices

Equity Grant Timing

From time to time, we grant share options to our employees, including the named executive officers. Historically, we have granted new-hire option awards on the penultimate day of the month in which service started and annual employee option grants in the first quarter of each fiscal year. Also, each non-executive director may receive an annual share option in the first quarter of each fiscal year, pursuant to the non-executive director remuneration policy, as further described under the heading, “Non-Executive Director Remuneration” above. We do not otherwise maintain any written policies on the timing of awards of share options, or similar instruments with option-like features. The Remuneration Committee generally does not take material non-public information (“MNPI”) into account when determining the timing of awards and it does not seek to time the award of share options in relation to the Company’s public disclosure of MNPI. We have not timed the release of MNPI for the purpose of affecting the value of executive compensation. All required approvals are obtained in advance of or on the actual grant date.

Compensation Recovery (“Clawback”) Policy

On November 8, 2023, we adopted the Incentive Compensation Recoupment Policy (the “Clawback Policy”), which is intended to comply with the Nasdaq listing standards that implement the SEC rules under the Dodd-Frank Act. The Clawback Policy is administered by the Committee.

The Committee retains the discretion to update or amend the clawback policy from time to time in order to maintain compliance with applicable laws, regulatory requirements and best practice from time to time.

In addition, as a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, our named executive officers may be legally required to reimburse our company for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of section 304 of the Sarbanes-Oxley Act of 2002.

Remuneration Committee Report

The Remuneration Committee Report shall not be deemed “filed” for purposes of Section 18 of the Exchange Act and shall not be deemed incorporated by reference into any of the Company’s filings under the Securities Act or the Exchange Act, regardless of any general incorporation language in such filing, except to the extent the Company incorporates such report by specific reference.

The Remuneration Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on such review and discussion, the Remuneration Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this report.

The preceding report has been furnished by the following members of the Remuneration Committee:

James Ede-Golightly (Chair)
Dave Lemus
Michael Davidson

Executive Compensation Tables

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers during the years ended December 31, 2024, 2023 and 2022, as applicable:

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation(4) ($)	Total ($)
Craig Tooman Chief Executive Officer	2024 2023 2022	618,844 589,375 557,118	- - -	2,689,796 7,636,244 5,264,235	352,741 840,938 136,000	32,589 33,412 81,912	3,693,970 9,099,969 6,039,265
Rhonda Hellums Executive Vice President, Chief Financial Officer	2024 2023 2022	466,013 430,500 403,958	- - -	985,688 2,223,112 1,890,202	188,485 409,500 69,165	22,632 21,732 20,164	1,662,818 3,084,844 2,383,489
Steven Romano, M.D.(5) Executive Vice President, Chief of Research and Development	2024 2023	465,750 322,500	- -	929,824 1,618,641	188,385 193,500	8,334 3,696	1,592,293 2,138,337

(1)
Salary amounts represent actual amounts earned during the periods presented. See “—Compensation Discussion and Analysis—Elements of Our Fiscal Year 2024 Executive Compensation Program—Base Salaries” for further information.
(2)
In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during 2024 computed in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in note 19 to our audited consolidated financial statements included in our Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by our named executive officers upon the vesting of the options, the exercise of the options or the sale of the ordinary shares underlying such options.
(3)
Reflects performance-based cash bonuses awarded to our named executive officers during the periods presented. See “—Compensation Discussion and Analysis—Elements of Our Fiscal Year 2024 Executive Compensation Program—Annual Performance Bonuses” for a description of the material terms of the program pursuant to which this compensation was awarded for 2024.

(4)
For 2024, includes among other amounts $20,700 in 401(k) Plan contributions for each of Mr. Tooman and Ms. Hellums.
(5)
Dr. Romano was not a named executive officer for 2022, nor have we previously reported his compensation for 2022. Accordingly, we have excluded compensation for Dr. Romano for 2022. Dr. Romano’s 2023 compensation is calculated based off his start date of April 1, 2023.

Grants of Plan-Based Awards

The following table presents information regarding each plan-based award granted to our named executive officers during the fiscal year ended December 31, 2024.

Name	Grant Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards Target ($) (1)	All Other Option Awards: Number of Shares of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Craig Tooman	Annual Bonus	1/1/2024	$371,306
	Option	1/4/2024		216,960	$17.71	$2,689,796
Rhonda Hellums	Annual Bonus	1/1/2024	$198,405
	Option	1/4/2024		79,506	$17.71	$985,688
Steven Romano, M.D.	Annual Bonus	1/1/2024	$198,300
	Option	1/4/2024		75,000	$17.71	$929,824

(1)
The amounts set forth in the “Target” column represent target bonus amounts for each named executive officer for 2024 under our 2024 performance bonus program. There is no minimum or maximum amount specified under that program. The dollar value of the actual payments for these awards is included in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above. See “Compensation Discussion and Analysis—Elements of Our Fiscal Year 2024 Executive Compensation Program—Annual Performance Bonuses” for a description of the material terms of the program pursuant to which this compensation was awarded.
(2)
All of the awards were granted in 2024 were granted under the 2023 EIP. Twenty-five percent of the ordinary shares subject to this award vested on the first anniversary of the vesting commencement date, and the remaining shares vest in 36 equal monthly installments thereafter, subject to the named executive officer’s continued service through each vesting date.
(3)
Amounts reported represent the aggregate grant date fair value of option awards granted during 2024 presented computed in accordance with ASC Topic 718 for share-based compensation transactions. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements included in our 2025 Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the options, the exercise of the options or the sale of the ordinary shares underlying such options.

Outstanding Equity Awards as of December 31, 2024

The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers that remained outstanding as of December 31, 2024.

			Option Awards(1)
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Craig Tooman	1/6/2021	1/6/2021(1)	181,250	12,083	21.05	1/6/2031
	1/6/2022	1/6/2022(2)	64,409	23,924	23.60	1/6/2032
	2/21/2022	2/21/2022(2)	88,542	36,458	18.99	2/21/2032
	9/16/2022	9/16/2022(3)	135,000	165,000	11.59	9/16/2032
	1/5/2023	1/5/2023(2)	335,416	364,584	15.38	1/5/2033
	9/14/2023	9/14/2023(4)	22,600	49,720	9.98	9/14/2033
	1/4/2024	1/4/2024(4)	-	216,960	17.71	1/4/2034
Rhonda Hellums	4/29/2021	4/29/2021(4)	22,917	2,083	24.41	4/29/2031
	1/6/2022	1/6/2022(2)	13,611	5,055	23.60	1/6/2032
	2/21/2022	2/21/2022(2)	35,417	14,583	18.99	2/21/2032
	9/16/2022	9/16/2022(3)	56,250	68,750	11.59	9/16/2032
	1/5/2023	1/5/2023(2)	95,833	104,167	15.38	1/5/2033
	9/14/2023	9/14/2023(4)	8,282	18,220	9.98	9/14/2033
	1/4/2024	1/4/2024(4)	-	79,506	17.71	1/4/2034
Steven Romano, M.D.	1/6/2022	1/6/2022(5)	15,556	444	23.60	1/6/2032
	4/1/2023	4/1/2023(4)	41,667	58,333	6.20	4/1/2033
	9/14/2023	9/14/2023(5)	6,667	9,333	15.38	9/14/2033
	10/1/2023	10/1/2023(2)	43,750	106,250	9.82	10/1/2033
	1/4/2024	1/4/2024(4)	-	75,000	17.71	1/4/2034

(1)
Each option award vests as follows: The shares subject to the option vest over a four-year period, with 25% of the total number of shares subject to the option vesting 12 months from the vesting commencement date, and the balance of the shares subject to the option vesting in 12 equal quarterly installments thereafter, subject to optionee’s continuous service as of each such date.
(2)
Each option award vests as follows: The shares subject to the option vest over a four-year period, with the shares subject to the option vesting in 48 equal monthly installments, subject to optionee’s continuous service as of each such date.
(3)
Each option award vests as follows: The shares subject to the option vest over a five-year period, with the shares subject to the option vesting in 60 equal monthly installments, subject to optionee’s continuous Service as of each such date.
(4)
Each option award vests as follows: The shares subject to the option vest over a four-year period, with 25% of the total number of shares subject to the option vesting 12 months from the vesting commencement date, and the balance of the shares subject to the option vesting in 36 equal monthly installments thereafter, subject to optionee’s continuous service as of each such date.
(5)
Each option award vests as follows: The shares subject to the option vest over a three-year period, with the shares subject to the option vesting in 36 equal monthly installments, subject to optionee’s continuous service as of each such date.

Option Exercises and Stock Vested

None of our named executive officers held any stock awards or exercised any options during 2024.

Potential Payments upon Termination or Change in Control

The table below provides information with respect to potential payments and benefits to which our named executive officers would be entitled under the arrangements set forth in their respective employment agreements as described under the section titled “—Compensation Discussion and Analysis—Other Features of our Compensation Program—Employment Agreements with our Named Executive Officers,” assuming their employment was terminated as of December 31, 2024, including as applicable in connection with a change in control (“CIC”) as of December 31, 2024.

Name	Type of Termination	Cash ($)(1)	Accelerated Vesting of Equity Awards(2) ($)	Continuation of Insurance Coverage ($)(3)	Total ($)
Craig Tooman	Termination without Cause or with Good Reason	$1,048,000		$-	$1,048,000
	Termination without Cause or with Good Reason in connection with a CIC	$1,572,000	$-	$-	$1,572,000
Rhonda Hellums	Termination without Cause or with Good Reason	$355,250		$19,500	$374,750
	Termination without Cause or with Good Reason in connection with a CIC	$710,500	$-	$39,000	$749,500
Steven Romano, M.D.	Termination without Cause or with Good Reason	$355,250		$-	$355,250
	Termination without Cause or with Good Reason in connection with a CIC	$710,500	$39,666	$-	$750,166

(1)
For a description of the components of this payment, see “—Compensation Discussion and Analysis—Other Features of our Compensation Program—Employment Agreements with our Named Executive Officers.” This column omits any amount in respect of a pro-rata annual bonus since the 2024 bonus was fully earned as of December 31, 2024.
(2)
The value of the acceleration is based on the excess of the closing price of our ADSs on Nasdaq at December 31, 2024, being $6.88 per share, over the exercise price of the options for all in-the-money options, excluding underwater options. As of December 31, 2024, all of the options held by Mr. Tooman or Ms. Hellums had a per share exercise price in excess of $6.88.
(3)
Includes the cost of coverage for the continuation of applicable benefits under COBRA for all the named executive officers. As of December 31, 2024, Mr. Tooman and Dr. Romano were not receiving health insurance through the Company.

CEO PAY RATIO

Overview

Under rules adopted pursuant to the Dodd-Frank Act, we are required to calculate and disclose the total compensation paid to our median paid employee, as well as the ratio of the total compensation paid to the median employee as compared to the total compensation paid to our Chief Executive Officer (the “CEO Pay Ratio”).

The annual total compensation for our Chief Executive Officer, as reported in the 2024 Summary Compensation Table above, was $3,693,970, and the annual total compensation for our median paid employee determined on this same basis was $148,994. Therefore, our CEO Pay Ratio is approximately 25:1.

Methodology and Pay Ratio

We identified the median employee using our employee population on December 31, 2024 (including, as applicable, all employees, whether employed on a full-time, part-time, seasonal or temporary basis), as permitted under the relevant rules, we identified the median employee by use of a “consistently applied compensation measure” (“CACM”). We chose a CACM that closely approximates the annual total cash compensation of our employees and so, we believe, also the relative total annual compensation of our employees. Specifically, we identified the median employee by aggregating, for each employee as of December 31, 2024: (1) 2024 base pay and (2) 2024 cash bonus. In identifying the median employee, we did not annualize the compensation values of individuals that joined our Company during 2024. For employees paid in a foreign currency, we converted their total cash compensation to U.S. dollars using the average exchange rate used in our 2024 financial statements, as set forth in our Annual Report on Form 10-K, at the rate of £1.00 to $1.28 and €1.00 to $1.18. After applying our CACM methodology, we identified the median employee. Once the median employee was identified, we calculated the median employee’s annual target total direct compensation in accordance with the requirements of the Summary Compensation Table.

This information is being provided for compliance purposes and is a reasonable estimate calculated in a manner consistent with the SEC rules, based on our internal records and the methodology described above. The SEC rules for identifying the median compensated employee allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios. Neither the Committee nor management of the Company used the CEO Pay Ratio measure in making compensation decisions.

NON-EXECUTIVE DIRECTOR REMUNERATION

Overview

Our non-executive director remuneration policy aims to attract and retain highly qualified directors who possess a deep understanding of the Company’s business objectives and strategic vision.

Non-Executive Director Remuneration Table

The following table sets forth information regarding the compensation earned for service on the board of directors by our non-executive directors during the year ended December 31, 2024. Mr. Tooman does not receive additional compensation for his service as a director; his compensation as an executive officer is set forth in the section of this Amendment titled “Executive Compensation.”

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)[2,3]	All Other Compensation ($)[4]	Total ($)
Iain Ross	117,000	365,134	-	482,134
James Ede-Golightly	56,000	157,065	-	213,065
Dave Lemus	59,000	157,065	-	216,065
Michael Davidson, M.D.	51,000	157,065	-	208,065
Alistair Gray(1)	23,333	157,065	47,174	227,519

(1)
Mr. Gray resigned from the Board effective April 30, 2024 and will serve as an advisor to us through June 2025. His role is further described below under “Mr. Gray Advisor Agreement.”
(2)
In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted on April 1, 2024 computed in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in note 19 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025. These amounts do not reflect the actual economic value that will be realized by our non-executive directors upon the vesting of the options, the exercise of the options or the sale of the ordinary shares underlying such options.

(3)
The following table provides information regarding the number of ordinary shares underlying option awards granted to our non-executive directors that were outstanding as of December 31, 2024. For Mr. Ross, 499,998 of the options were granted to him in connection with his service as our Interim Chief Executive Officer.

Name	Options Outstanding (#)
Iain Ross	1,269,993
James Ede-Golightly	144,000
Dave Lemus	144,000
Michael Davidson, M.D.	144,000
Alistair Gray(4)	144,000

(4)
This column reflects payments to Mr. Gray in the amount of $47,174 for his services during 2024 as an advisor to the Company following his departure from the Board. Mr. Gray’s advisory fees totaled £36,896, which were converted to USD at the rate of £1.00 to $1.28.

Non-Executive Director Appointment Letters

We have entered into letters of appointment with each of our non-executive directors. The appointment of our non-executive chair can be terminated by either us or the director upon six months’ written notice; the other non-executive directors can be terminated by either us or the director upon three months’ written notice or by us, in our absolute discretion, at any time with immediate effect upon payment of pro-rated fees in lieu of notice.

Under the non-executive director appointment letters, we may also terminate each appointment with immediate effect if the non-executive director: (1) commits a material breach of his obligations under the letter of appointment; (2) commits a serious or repeated breach or non-observance of his obligations to us; (3) has been found guilty of any fraud or dishonesty or acts in any manner which, in our opinion, brings or is likely to bring us into disrepute or is materially adverse to our interests; (4) is incompetent or guilty of gross misconduct and/or any serious or persistent negligence or misconduct in respect of his obligations under the letter of appointment; (5) failed or refused after a written warning to carry out the duties reasonably and properly required under the letter of appointment; (6) is convicted of an arrestable criminal offense other than a road traffic offense for which a fine or non-custodial penalty is imposed; (7) is declared bankrupt or makes an arrangement with or for the benefit of his creditors, or suffers comparable proceedings in another jurisdiction; (8) is disqualified from acting as a director in any jurisdiction; (9) accepts a position with another company, without our prior agreement, which in the reasonable opinion of the Board may give rise to a conflict of interest between his position as a director of our company and his interest in such other company; or (10) commits any offense under the U.K. Bribery Act 2010.

Mr. Gray Advisor Agreement

In April 2024, Mr. Gray entered into a service agreement to provide advisory services to the Company related to the board of directors, to take effect following his resignation from the board. His responsibilities included: (1) advising the board and the nominations committee on governance and operational effectiveness; (2) preparing reports and presentations for these groups; and (3) reviewing and providing feedback on related materials.

Non-Executive Director Remuneration Policy

Our board adopted our non-executive director remuneration policy, which was most recently approved by shareholders on May 17, 2024. The non-executive director remuneration policy will remain in effect for a maximum of three years, or until a revised policy is approved by our shareholders.

Cash Compensation

Under this policy, we pay each of our non-executive directors annual fees for service on our board of directors and committees of our board of directors, which amounts may be amended from time to time by the board of directors.

We also reimburse non-executive directors for all reasonable and properly documented expenses related to attendance at board and committee meetings. Non-executive directors do not receive any pension benefits or cash in lieu thereof.

Non-executive directors are eligible to receive cash compensation as follows:

Annual Fee Retainer ($)
Annual fee for board of director chairperson (in lieu of annual director service retainer)	117,000
Annual director service retainer	38,000
Additional fee for audit & risk committee chair (in lieu of annual member service retainer)	16,000
Additional fee for audit & risk committee member	8,000
Additional fee for remuneration committee chair (in lieu of annual member service retainer)	10,000
Additional fee for remuneration committee member	5,000

Equity Compensation

In addition to cash compensation, each non-executive director is eligible to participate in the Non-Employee Sub-Plan to the Silence Therapeutics plc 2023 Equity Incentive Plan (“2023 EIP”). Awards granted under our non-executive director remuneration policy may be non-statutory stock options, stock appreciation rights, restricted stock units or any other form authorized under the 2023 EIP. Option grants and stock appreciation rights will have an exercise price per share equal to 100% of the fair market value (as such term is defined in our 2023 EIP) of the underlying ordinary shares on the date of grant, and a term of ten years from the date of grant, subject to earlier termination in connection with a “Termination of Service” (as such term is defined in our 2023 EIP). There is no maximum equity award that a non-executive director may receive, and any amount granted is approved by the full board after a recommendation by the Remuneration Committee.

When reviewing equity-based awards, account is taken of market movements in the fees of non-executive directors, board committee responsibilities, and ongoing time commitments. Historically, non-executive directors have received an annual grant of stock options in the first quarter of each fiscal year. The shares subject to the annual grant generally vest monthly over a 36-month period, provided the eligible director continues to serve as a “Service Provider” and further provided that, for each eligible director who remains continuously a Service Provider until immediately prior to the closing of a “Change in Control” (as such term is defined in our 2023 EIP), the shares subject to his or her then-outstanding equity awards will become fully vested upon such change in control.

Remuneration Committee Interlocks and Insider Participation

No member of our remuneration committee is currently one of our officers or employees. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or remuneration committee of any entity that has one or more executive officers serving as a member of our board of directors or remuneration committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our ordinary shares as of March 31, 2025 for:

•
each beneficial owner of 5% or more of our outstanding ordinary shares;
•
each of our directors and executive officers; and
•
all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include ordinary shares issuable upon the exercise of options that are immediately exercisable or exercisable within 60 days of March 31, 2025. Percentage ownership calculations are based on 141,690,850 ordinary shares outstanding (including ordinary shares in the form of ADSs) as of March 31, 2025.

Except as otherwise indicated, all of the shares reflected in the table are ordinary shares and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

Except as otherwise indicated, the addresses of the persons listed in the table is c/o Silence Therapeutics plc, 72 Hammersmith Road, London W14 8TH, United Kingdom.

Name of Beneficial Owner	Number of Ordinary Shares Beneficially Owned (#)	Percent of Ordinary Shares Beneficially Owned (%)
5% or Greater Shareholders
Richard Griffiths(1)	29,583,897	20.9
Robert Keith(2)	12,291,528	8.7
Lombard Odier Asset Management (USA) Corp(3)	10,713,627	7.6
TCG Crossover Fund I, L.P.(4)	9,100,680	6.4
Invus Public Equities Advisors, LLC(5)	8,495,310	6.0
Redmile Group, LLC(6)	7,197,951	5.1

Named Executive Officers and Directors
Craig Tooman(7)	3,151,368	2.2
Rhonda Hellums(8)	907,671	*
Steven Romano, M.D.(9)	497,034	*
Iain Ross(10)	1,229,934	*
James Ede-Golightly(11)	116,334	*
Dave Lemus(12)	108,861	*
Michael Davidson, M.D.(13)	114,327	*
All executive officers and directors as a group (7 persons)(14)	6,125,529	4.1

* Less than one percent.

(1)
The information shown is based solely on a Schedule 13D/A filed with the SEC on March 31, 2025, Form 4 on April 1, 2025 and information known to us. Consists of (i) 1,712,818 ADSs (representing 5,138,454 ordinary shares) held by Richard Griffiths, (ii) 6,407,175 ADSs (representing 19,221,525 ordinary shares) beneficially owned by Ora Capital Limited, or Ora Capital, (iii) 605,174 ADSs (representing 1,815,522 ordinary shares) beneficially owned by Sarossa Plc, or Sarossa, (iv) 852,632 ADSs (representing 2,557,896 ordinary shares) beneficially owned by Cream Capital Limited, or Cream, (v) 100,000 ADSs (representing 300,000 ordinary shares) beneficially owned by Blake Holdings Limited, or Blake, (vi) 120,000 ADSs (representing 360,000 ordinary shares) beneficially owned by Ora Ventures Limited, or Ora Ventures, and (vii) 63,500 ADSs

(representing 190,500 ordinary shares) beneficially owned by Pinkey’s Limited, or Pinkey’s. Mr. Griffiths is a director and the controlling shareholder of each of Ora Capital, Sarossa, Cream, Blake and Ora Ventures, and is a controlling shareholder of Pinkey’s. Mr. Griffiths disclaims beneficial ownership of these securities except to the extent of his proportionate pecuniary interest therein. The address of Richard Griffiths and his affiliates is Floor 1 Liberation Station, Esplanade, St Helier, Jersey, JE2 4JD.
(2)
The information shown is based solely on a Schedule 13G filed with the SEC on February 17, 2021 and information known to us. Consists of 4,097,176 ADSs (representing 12,291,528 ordinary shares). The address of Robert Keith is 20 Charles Street, London W1J 5 DT, U.K.
(3)
The information shown is based solely on a Schedule 13G/A filed with the SEC on February 11, 2025 and information known to us. Consists of 3,571,209 ADSs (representing 10,713,627 ordinary shares) held by 1798 Volantis Fund Ltd, 1798 UK Small Cap Best Ideas Fund Ltd and one or more managed accounts. Lombard Odier Asset Management (USA) Corp serves as the investment advisor to each of the foregoing entities. The address of Lombard Odier Asset Management (USA) Corp and is 452 Fifth Avenue, 25th Floor, New York, NY 10018.
(4)
The information shown is based solely on a Schedule 13G/A filed with the SEC on February 14, 2023, a Form 13F-HR filed with the SEC on February 14, 2025 and information known to us. Consists of 3,033,560 ADSs (representing 9,100,680 ordinary shares) held by TCG Crossover Fund I, L.P., the Fund. TCG Crossover GP I, LLC, or TCG Crossover GP I, is the general partner of the Fund. Chen Yu is the sole managing member of TCG Crossover GP I. TCG Crossover GP I and Chen Yu may be deemed to have voting, investment and dispositive power with respect to these securities. The address of TCG Crossover GP I, LLC, TCG Crossover Fund I, L.P. and Chen Yu is 705 High St., Palo Alto, CA 94301.
(5)
The information shown is based solely on a Schedule 13G/A filed with the SEC on November 12, 2024 and information known to us. Consists of (i) 2,479,619 ADSs (representing 7,438,857 ordinary shares) held by Invus Public Equities L.P., or Invus Public Equities, and (ii) 352,151 ADSs (representing 1,056,453 ordinary shares) held by Avicenna Life Sci Master Fund LP, or Avicenna Fund. Invus Public Equities Advisors, LLC, or Invus PE Advisors, as the general partner of Invus Public Equities, controls Invus Public Equities and, accordingly, may be deemed to beneficially own the shares directly held by Invus Public Equities. Invus Global Management, LLC, or Global Management, as the managing member of Invus PE Advisors, controls Invus PE Advisors and, accordingly, may be deemed to beneficially own the shares that Invus PE Advisors may be deemed to beneficially own. Siren, L.L.C., or Siren, as the managing member of Global Management, controls Global Management and, accordingly, may be deemed to beneficially own the shares that Global Management may be deemed to beneficially own. Avicenna Life Sci Master GP LLC, or Avicenna GP, as the general partner of Avicenna Fund, controls Avicenna Fund and, accordingly, may be deemed to beneficially own the Shares beneficially held by Avicenna Fund. Ulys, as the managing member of Avicenna GP, controls Avicenna GP and, accordingly, may be deemed to beneficially own the shares that Avicenna GP may be deemed to beneficially own. Mr. Raymond Debbane, as the managing member of Siren and Ulys L.L.C., or Ulys, controls Siren and Ulys and, accordingly, may be deemed to beneficially own the shares that Siren and Ulys may be deemed to beneficially own. The address of Invus Public Equities and its affiliates is 750 Lexington Avenue, 30th Floor, New York, NY 10022.
(6)
The information shown is based solely on a Schedule 13G filed with the SEC on February 14, 2025 and information known to us. Consists of 2,399,317 ADSs (representing 7,197,951 ordinary shares) held by certain private investment vehicles managed by Redmile Group, LLC. These securities may also be deemed beneficially owned by Redmile Group, LLC and Jeremy C. Green as the principal of Redmile Group, LLC. Redmile Group, LLC and Mr. Green each disclaim beneficial ownership of these securities, except to the extent of its or his pecuniary interest in such shares, if any. The address of Redmile Group, LLC and its affiliates is One Letterman Drive Building G, Suite D3-300, The Presidio of San Francisco, San Francisco, California 94129. The address of Jeremy C. Green is c/o Redmile Group, LLC (NY Office) 45 W. 27th Street, Floor 11, New York, NY 10001.
(7)
Consists of 33,486 ordinary shares held and 3,117,882 ordinary shares issuable upon the exercise of share options that will be vested and exercisable within 60 days of March 31, 2025.
(8)
Consists of 1,500 ordinary shares held and 906,171 ordinary shares issuable upon the exercise of share options that will be vested and exercisable within 60 days of March 31, 2025.
(9)
Consists of 12,993 ordinary shares held and 484,041 ordinary shares issuable upon the exercise of share options that will be vested and exercisable within 60 days of March 31, 2025.

(10)
Consists of 39,942 ordinary shares held and 1,189,992 ordinary shares issuable upon the exercise of share options that will be vested and exercisable within 60 days of March 31, 2025.
(11)
Consists of 15,000 ordinary shares held and 101,334 ordinary shares issuable upon the exercise of share options that will be vested and exercisable within 60 days of March 31, 2025.
(12)
Consists of 7,527 ordinary shares held and 101,334 ordinary shares issuable upon the exercise of share options that will be vested and exercisable within 60 days of March 31, 2025.
(13)
Consists of 12,993 ordinary shares held and 101,334 ordinary shares issuable upon the exercise of share options that will be vested and exercisable within 60 days of March 31, 2025.
(14)
Consists of (a) 123,441 ordinary shares and (b) 6,002,088 ordinary shares underlying options that are or will be exercisable within 60 days of March 31, 2025 held by our named executive officers and directors.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2024. Information is included for equity compensation plans approved by our shareholders. We do not have any equity compensation plans not approved by our shareholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options(1)	(b) Weighted Average Exercise Price of Outstanding Options(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2)
Equity plans approved by shareholders	22,019,187	$4.69	4,034,073
Equity plans not approved by shareholders	-	-	-

(1)
Includes our: (a)(1) 2018 Employee Long-Term Incentive Plan; (2) 2018 Non-Employee Long-Term Incentive Plan; (3) Employee U.S. Sub-Plan under the 2018 Employee Long-Term Incentive Plan; (4) Non-Employee U.S. Sub-Plan under the 2018 Non-Employee Long-Term Incentive Plan; and (5) various standalone equity agreements (collectively, the “Legacy Arrangements”) and (b) 2023 EIP.
(2)
Includes the 2023 EIP. Options or other share awards granted under the Legacy Arrangements that are forfeited, terminated, expired or repurchased become available for issuance under the 2023 EIP, up to a maximum of 16,037,019 ordinary shares. In accordance with the terms of the 2023 EIP, the total number of our common shares reserved for issuance thereunder automatically increased on January 1st in an amount equal to 5.0% of the total number of shares of ordinary shares outstanding on December 31st of the preceding year. Accordingly, on January 1, 2025, the number of our common shares available for issuance under the 2023 EIP increased by 5,666,963 shares pursuant to this provision. These increases are not reflected in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the executive officer and director compensation arrangements discussed in the sections titled “Executive Compensation” and “Non-Executive Director Remuneration,” below is a description of transactions since January 1, 2023, with respect to which we were a party, will be a party, or otherwise benefited, in which:

•
the amounts involved exceeded or will exceed $120,000 (or, if less, 1% of the average of our total assets at December 31, 2023 and 2022, as applicable); and
•
a director, executive officer, holder of more than 5% of our ordinary shares or any member of their immediate family had or will have a direct or indirect material interest.

2024 Private Placement

On February 2, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”), with the purchasers named therein (the “Investors”), pursuant to which we agreed to sell and issue an aggregate of 5,714,286 ADSs, each ADS representing three ordinary shares of the Company, nominal value £0.05 per share, at a purchase price of $21.00 per ADS in a private placement (the “Private Placement”). On February 7, 2024, we closed the Private Placement and issued an aggregate of 5,714,286 ADSs.

On February 2, 2024, in connection with the Purchase Agreement, we entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we filed a registration statement on Form F-3 (File No. 333-279185), which was declared effective by the SEC on May 14, 2024, covering the resale of the Registrable Securities (as such term is defined in the Purchase Agreement). We have agreed to use our commercially reasonable efforts to keep such registration statement effective until the date the Registrable Securities covered by such registration statement have been sold or may be resold pursuant to Rule 144 without restriction.

TCG Crossover Fund I, L.P. became a beneficial owner of more than 5% of our capital stock through the Private Placement. For more information regarding the Investors’ beneficial ownership, see “Security Ownership of Certain Beneficial Owners and Management” above.

Agreements with Our Executive Officers and Directors

We have entered into employment agreements with our executive officers. These agreements contain customary provisions and representations, including confidentiality, non-employment, non-solicitation, non-inducement, and inventions assignment undertakings by our executive officers. For more information regarding these agreements, see “Executive Compensation.”

In addition, we have also entered into letters of appointment with each of our non-executive directors, which contain provisions and representations related to confidentiality and other customary matters. For more information on these agreements, see “Non-Executive Director Remuneration—Overview—Non-Executive Director Appointment Letters.”

Equity Awards Granted to Executive Officers and Directors

We have granted options to our executive officers and directors. For more information regarding the equity awards granted to our named executive officers and directors, see “Executive Compensation” and “Director Remuneration.”

Insurance and Indemnification

To the extent permitted by the Companies Act 2006, we are permitted to indemnify our directors and executive officers against any liability they incur by reason of their directorship. We maintain directors’ and officers’ insurance to insure such persons against certain liabilities and have entered into deeds of indemnity with each of our directors and executive officers. These agreements and our articles of association require us to indemnify our directors and executive officers to the fullest extent permitted by applicable law.

Related Person Transaction Policy

We have adopted a related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we, were or will be a participant, and in which any related person had, has or will have a direct or indirect interest, and the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our Audit & Risk Committee for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third- party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant shareholder to enable us to identify any existing or potential related person transactions and to effectuate the terms of the policy. In addition, under our Code of Business Conduct and Ethics, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

Board Independence

Our ADSs are listed on the Nasdaq Global Market. As required under the Nasdaq listing standards, a majority of the members of our board of directors must qualify as “independent,” as affirmatively determined by our board of directors. Our board of directors consults with our external counsel to ensure that the board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, our board of directors has affirmatively determined that the following four directors are independent directors within the meaning of the applicable Nasdaq listing standards: Mr. Ross, Mr. Ede-Golightly, Mr. Lemus and Dr. Davidson. In making this determination, our board of directors found that none of these directors or nominees for director had a material or other disqualifying relationship with Silence. Mr. Tooman was determined as not being independent by virtue of his executive leadership role with Silence.

Accordingly, a majority of our directors are independent as required under applicable Nasdaq rules. In making this determination, our board of directors considered the applicable Nasdaq rules and the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including their beneficial ownership of our share capital.

Item 14. Principal Accountant Fees and Services

Audit Fees

The following table represents aggregate fees billed to us by PwC for the fiscal year ended December 31, 2024:

(in thousands)
Audit Fees(1)	$1,206
Total Fees	$1,407

(1)
Audit fees consisted of fees for the audit of our annual financial statements and other professional services provided in connection with the statutory and regulatory filings or engagements, including fees for the review of our interim financial information, comfort letters and consents.

All fees described above were pre-approved by the audit & risk committee.

Pre-Approval Policies and Procedures.

We have adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, PwC. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the audit & risk committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the audit & risk committee’s members, but the decision must be reported to the full audit & risk committee at its next scheduled meeting.

The Audit & Risk Committee has determined that the rendering of services other than audit services by PwC is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Documents filed as part of Form 10-K.
(1)
Financial Statements

No financial statement or supplemental data are filed with this Amendment to Annual Report on Form 10-K. See Index to Financial Statements and Supplemental Data of the Original 10-K.

(2)
Schedules

All schedules are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the Original 10-K.

(3)
Exhibits

The following exhibits are filed as part of this Amendment to Annual Report on Form 10-K are incorporated herein by reference.

		Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Articles of Association	S-8	333-273576	4.1	8/1/2023
4.1+	Deposit Agreement, by and among the registrant and The Bank of New York Mellon and the Owners and Holders of American Depositary Shares, dated September 4, 2020	F-1	333-254021	4.1	3/9/2021
4.2	Form of American Depositary Receipt (included in Exhibit 4.1)	F-1	333-254021	4.2	3/9/2021
4.3	Description of Share Capital and Articles of Association	10-K	001-39487	4.3	02/27/2025
4.4	Description of American Depositary Shares	20-F	001-39487	2.4	3/15/2023
10.1#	Silence Therapeutics plc 2018 Long-Term Incentive Plan	S-8	333-273576	99.2	8/1/2023
10.2#	Silence Therapeutics plc 2018 Non-Employee Long-Term Incentive Plan	S-8	333-273576	99.3	8/1/2023
10.3#	Employee U.S. Sub-Plan under the 2018 Employee Long-Term Incentive Plan	F-1	333-248203	10.3	8/20/2020
10.4#	Non-Employee U.S. Sub-Plan under the 2018 Non-Employee Long-Term Incentive Plan	F-1	333-248203	10.4	8/20/2020
10.5†+	License and Collaboration Agreement, by and between the registrant and Mallinckrodt Pharma IP Trading DAC, dated July 18, 2019	F-1	333-248203	10.5	8/20/2020
10.6†+	Research Collaboration, Option and License Agreement, by and between the registrant and AstraZeneca AB, dated March 24, 2020	F-1	333-248203	10.6	8/20/2020
10.7†+	Exclusive Research Collaboration, Option and License Agreement by and between the registrant and Hansoh (Shanghai) Healthtech Co., Ltd. and Jiangsu Hansoh Pharmaceutical Group Company Limited, dated October 14, 2021	20-F	001-39487	4.7	3/15/2023
10.8	Form of Deed of Indemnity between the registrant and its directors	F-1	333-248203	10.7	8/20/2020

10.9	Form of Deed of Indemnity between the registrant and its executive officers	F-1	333-248203	10.8	8/20/2020
10.10	2023 Equity Incentive Plan with Non-Employee Sub-Plan and CSOP Plan	20-F	001-39487	4.10	3/13/2024
10.11	Open Market Sale AgreementSM by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Registration Statement on Form F-3 (File No. 333-260265) filed with the Commission on October 15, 2021)	F-3	333-260265	1.1	10/15/2021
10.12	Registration Rights Agreement, dated as of February 2, 2024, by and among the Registrant and the investors named in the Securities Purchase Agreement	6-K	001-39487	99.2	02/05/2024
10.13	Employment Agreement, dated as of March 5, 2022, by and between the Registrant and Craig Tooman					X
10.14	Employment Agreement, dated as of March 8, 2022, by and between the Registrant and Rhonda Hellums					X
10.15	Employment Agreement, dated as of March 9, 2023, by and between the Registrant and Steven Romano					X
19.1	Insider Trading Policy	10-K	001-39487	19.1	02/27/2025
21.1	Subsidiaries of the Registrant	F-1	333-248203	21.1	8/20/2020
23.1	Consent of PricewaterhouseCoopers LLP	10-K	001-39487	23.1	02/27/2025
24.1	Power of Attorney (incorporated by reference to the signature pages of the Company’s Annual Report on Form 10-K)	10-K	001-39487	24.1	02/27/2025
31.1	Certification by the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-39487	31.1	02/27/2025
31.2	Certification by the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-39487	31.2	02/27/2025
31.3	Certification by the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification by the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification by the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-39487	32.1	02/27/2025
97.1	Silence Therapeutics plc Compensation Clawback Policy	20-F	001-39487	97.1	3/13/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

Date: April 30, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig Tooman Craig Tooman	President and Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2025

/s/ Rhonda Hellums Rhonda Hellums	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 30, 2025

* Iain Ross	Chairman of the Board of Directors	April 30, 2025

* Dave Lemus	Director	April 30, 2025

* Michael Davidson, MD, FACC, FNLA	Director	April 30, 2025

* James Ede-Golightly	Director	April 30, 2025

* By:	/s/ Rhonda Hellums
Rhonda Hellums
Attorney-in-fact