Form 10-Q
period 2025-03-31
Silence Therapeutics plc
filed 2025-05-08
CIK 1479615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-39487

Silence Therapeutics plc
(Exact name of registrant as specified in its charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

72 Hammersmith Road
London, United Kingdom	W14 8TH
(Address of principal executive offices)	(Zip Code)

+44 20 3457 6900
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depository Shares, each representing one ordinary share, nominal value £0.05 per share	SLN	The Nasdaq Stock Market LLC
Ordinary Share, nominal value £0.05 per share*	*	The Nasdaq Stock Market LLC*

*Not for trading, but only in connection with the listing of the American Depositary Shares on The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of April 30, 2025, the registrant had 141,690,850 ordinary shares (including ordinary shares in the form of American Depositary Shares) outstanding, nominal value £0.05 per share per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements include, but are not limited to, statements about:

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
•
our belief that our existing cash, cash equivalents and future anticipated milestone payments from our existing collaborations will be sufficient to fund our operating expenses and capital expenditure requirements into 2028; and
•
regulatory developments in the United States, United Kingdom, European Union, or EU, and other jurisdictions.

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report, if any, our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2025, and in other SEC filings. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

i

TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION	Page

ITEM 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2025, and 2024 Condensed Comprehensive Loss for the three months ended March 31, 2025, and 2024	2
	Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2025, and 2024	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025, and 2024	5
	Notes to the Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	26
ITEM 4.	Controls and Procedures	26

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	28
ITEM 1A.	Risk Factors	28
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
ITEM 3.	Defaults Upon Senior Securities	30
ITEM 4.	Mine Safety Disclosures	30
ITEM 5.	Other Information	30
ITEM 6.	Exhibits	31
	Signatures	32

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Silence Therapeutics plc

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	Note	March 31, 2025	December 31, 2024
Current assets
Cash and cash equivalents		$64,886	$121,330
Short-term investments		71,648	26,004
R&D benefit receivable	8	16,796	24,396
Other current assets		16,419	14,664
Trade receivables		41	972
Total current assets		169,790	187,366
Property, plant and equipment		1,693	1,818
Operating lease right-of-use assets		107	157
Goodwill	6	9,784	9,392
Other intangible assets		310	312
Other long-term assets		3,614	3,590
Total assets		$185,298	$202,635

Current liabilities
Contract liabilities	7	$(392)	$(306)
Trade and other payables		(18,812)	(16,399)
Operating lease liabilities, current		(60)	(117)
Total current liabilities		(19,264)	(16,822)
Contract liabilities	7	(53,291)	(51,790)
Total liabilities		$(72,555)	$(68,612)
Commitments and contingencies (Note 11)

Shareholders’ equity
Ordinary shares - par value £0.05 per share; 141,690,850 shares issued at March 31, 2025 (December 31, 2024: 141,674,074)	9	(10,289)	(10,288)
Additional paid-in capital		(613,074)	(609,560)
Accumulated deficit		502,536	474,044
Accumulated other comprehensive loss		8,084	11,781
Total shareholders' equity		(112,743)	(134,023)

Total liabilities and shareholders' equity		$(185,298)	$(202,635)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

		Three months ended March 31,
	Note	2025	2024
Revenue	3	$142	$15,699
Cost of sales		(54)	(2,800)
Gross profit		88	12,899
Research and development costs		(20,813)	(11,845)
General and administrative expenses		(7,684)	(6,635)
Operating loss		(28,409)	(5,581)
Foreign currency (loss)/gain, net		(3,769)	351
Other income, net		969	667
Benefit from R&D credit	8	2,679	2,495
Loss before income tax expense		(28,530)	(2,068)
Income tax expense		-	(244)
Net Loss		$(28,530)	$(2,312)
Loss per share (basic and diluted)	5	$(0.20)	$(0.02)
Weighted average shares outstanding (basic and diluted)		141,678,734	131,881,115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Condensed consolidated statements of comprehensive income (loss)

(in thousands)

	Three months ended March 31,
	2025	2024
Net Loss	$(28,530)	$(2,312)
Other comprehensive income/(loss):
Foreign exchange differences arising on consolidation of foreign operations (net of tax)	3,696	(57)
Total other comprehensive income/(loss) for the period	3,696	(57)
Total comprehensive loss for the period	$(24,834)	$(2,369)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited, in thousands, except share data)

		Ordinary Shares
	Note	Shares	Cost	Additional paid- in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity
At January 1, 2024		118,846,966	$8,847	$455,765	$(10,725)	$(431,894)	$21,993
Net loss		-	-	-	-	(2,312)	(2,312)
Foreign currency translation adjustments (net of tax)		-	-	-	$(57)	-	(57)
Recognition of share-based payments	10	-	-	4,118	-	-	4,118
Options exercised in the period	9/10	512,322	-	(992)	-	992	-
Proceeds from shares issued	9	20,368,665	1,316	131,704	-	-	133,020
At March 31, 2024		139,727,953	$10,163	$590,595	$(10,782)	$(433,214)	$156,762

January 1, 2025		141,674,074	$10,288	609,560	$(11,780)	$(474,045)	$134,023
Net loss		-	-	-	-	(28,530)	(28,530)
Foreign currency translation adjustments (net of tax)		-	-	-	3,696	-	3,696
Recognition of share-based payments	10	-	-	3,540	-	-	3,540
Options exercised in the period	9/10	16,776	-	(39)	-	39	-
Proceeds from shares issued		-	1	13	-	-	14
At March 31, 2025		141,690,850	$10,289	$613,074	$(8,084)	$(502,536)	$112,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three months ended March 31,
	2025	2024
Cash flow from operating activities
Net loss	$(28,530)	$(2,312)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	73	88
Amortization expense	65	64
Share-based compensation expense	3,540	4,118
Net foreign exchange impacts	3,020	(355)
Other income, net	(969)	(667)
Income tax expense	-	244
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	940	(10,012)
Increase in other current assets	(592)	(768)
Decrease in R&D benefit receivable	8,338	8,786
Decrease in other long-term assets	89	19
Increase/(decrease) in trade and other payables	1,848	(2,849)
Decrease in contract liabilities	(72)	(5,515)
(Decrease)/increase in operating lease liabilities	(59)	16
Net cash (used in) provided by operating activities	(12,309)	(9,143)
Cash flow from investing activities
Redemption of term deposits	25,683	-
Purchase of term deposits	(70,060)	(49,908)
Purchase of property, plant and equipment	(4)	-
Net cash (used in) provided by investing activities	(44,381)	(49,908)
Cash flow from financing activities
Proceeds from issue of ordinary shares	14	133,020
Net cash provided by financing activities	14	133,020
(Decrease)/increase in cash and cash equivalents	(56,676)	73,969
Cash and cash equivalents at start of period	121,330	68,789
Effect of exchange rate fluctuations on cash and cash equivalents held	232	(35)
Cash and cash equivalents at end of period	$64,886	$142,723
Supplemental disclosures of cash flow information:
Tax paid	(76)	(109)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. General information

1.1. Nature of the business

Silence Therapeutics plc and its subsidiaries (together, the "Group") are primarily involved in the discovery, delivery and development of RNA therapeutics. Silence Therapeutics plc, a public company limited by shares registered in England and Wales, with company number 02992058, is the Group’s ultimate parent company. The Company’s registered office is 27 Eastcastle Street, London, W1W 8DH and the principal place of business is 72 Hammersmith Road, London, W14 8TH.

2. Summary of significant accounting policies

2.1. Basis of preparation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for interim financial reporting and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures required by U.S. GAAP for complete consolidated financial statements are not included herein. These interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"), on February 27, 2025 ("Annual Report"). In the opinion of management, all adjustments considered necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

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

2.2. Functional and reporting currency

The reporting currency of the condensed consolidated financial statements is U.S. Dollars (“USD” or “$”). The functional currency of the Group’s subsidiaries reflects the economic environment of their respective operations. All amounts disclosed have been rounded to the nearest thousand, unless otherwise stated.

Due to the loss of the Group’s status as a foreign private issuer, effective January 1, 2025, the Group is required as a domestic filer to change its reporting currency of the condensed consolidated financial statements from GBP to USD. The change in reporting currency was applied retrospectively. Condensed consolidated financial statements for all periods have been recast into USD and presented to the nearest thousand dollars.

2.3. Principles of consolidation

The condensed consolidated financial information comprises the financial statements of Silence Therapeutics plc and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

2.4. Use of estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in the Group’s condensed consolidated financial statements include, but are not limited to, the recognition of revenue and research and development expenses. The Group bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates.

2.5. Going concern

The Group has incurred recurring losses since inception, including net losses of $28.5 million for the three months ended March 31, 2025. As of March 31, 2025, the Group had accumulated losses of $502.5 million and cash outflows from operating activities for the three months ended March 31, 2025, was $12.3 million.

The Group expects to incur operating losses for the foreseeable future as it continues its research and development efforts, seeks to obtain regulatory approval of its product candidates and pursues any future product candidates the Group may develop.

To date, the Group has funded its operations through upfront payments and milestones from collaboration agreements, equity offerings and proceeds from private placements, as well as management of expenses and other financing options to support its continued operations. In 2024, the Group raised additional proceeds of $27.7 million before deducting $0.9 million in placement agent fees and other expenses, from sales of American Depositary Shares ("ADSs") under its Sales Agreement. On February 5, 2024, the Group announced a private placement of 5,714,286 of the ADSs, each representing three ordinary shares, at a price of $21.00 per ADS, with new and existing institutional and accredited investors (the “Private Placement”). The aggregate gross proceeds of the Private Placement were $120.0 million before deducting approximately $7.7 million in placement agent fees and other expenses. In 2024, the Group received a $10.0 million milestone payment from the AstraZeneca collaboration and received another $2.0 million in milestone payments from the Hansoh collaboration. As of March 31, 2025, the Group had cash and cash equivalents and short-term investments of $136.5 million.

The Group believes that its current cash and cash equivalents are sufficient to fund its operating expenses for at least the next twelve months from the issuance date of these condensed consolidated financial statements. For this reason, the Group continues to adopt the going concern basis in preparing the financial statements.

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

2.6. Recently Issued Accounting Pronouncements

Recently adopted accounting standards

There were no accounting standards adopted in the current period.

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

Accounting standards issued but not yet adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for annual periods beginning after December 15, 2024 and should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. This standard will have no impact on the Group’s consolidated financial statements. The Company is currently evaluating the impact to its income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarity the effective date of ASU 2024-03. The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses at each interim and annual reporting period. The amendments are effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. This guidance should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Group is currently evaluating the impact of this guidance on its related disclosures.

3. Revenue

Revenue from collaboration agreements for the three months ended March 31, 2025 predominately relates to the research collaboration agreement the Group entered into with AstraZeneca in March 2020.

Revenue for the three months ended March 31, 2025 was reflective of $0.1 million of research collaboration income three months ended March 31, 2024: $15.6 million). Disaggregation of revenue from contracts with customers is as follows:

	Three months ended March 31,
	2025		2024
	$000s		$000s
Revenue from Contracts with Customers
Research collaboration - Mallinckrodt plc	-		578
Research collaboration - AstraZeneca	142		14,711
Research collaboration - Hansoh	-		267
Research collaboration - total	142		15,556
Royalties	-	`	143
Total revenue from contracts with customers	142		15,699

Under its collaboration agreement with AstraZeneca, the Group received an upfront cash payment of $20 million in 2020 with a further amount of $40 million received in May 2021. The Group is also eligible to receive specified development and commercial milestone payments as well as tiered royalties on net sales, if any. The Group recognizes the upfront payment and milestone payments over time, in accordance with ASC 606. During the three months ended March 31, 2025, the Group achieved no milestone payments (three months ended March 31, 2024: $10 million). During the three months ended March 31, 2025, the Group recognized a total of $0.1 million in revenue under its collaboration agreement with AstraZeneca (three months ended March 31, 2024: $14.7 million).

4. Segment reporting

The chief operating decision maker ("CODM") reviews consolidated net loss for the period when assessing the Group’s performance, allocating resources and establishing management’s compensation. In addition to Consolidated

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

net loss, the CODM receives discrete information for revenue by major customer and geographic location. Consolidated net loss is used to monitor budget versus actual results and is reviewed against the Group’s peers and competitors as benchmarking. The Group operates as one reportable segment in the specific technology field of RNA therapeutics.

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

The measure of segment assets is reported on the balance sheet as total consolidated assets.

The table below provides segment information about the Group:

	Three months ended March 31,
	2025	2024
	$000s	$000s
Revenue	142	15,699
Less:
Cost of sales	(54)	(2,800)
Contracted development costs (a)	(14,673)	(6,303)
Personnel research and development costs (b)	(5,556)	(4,916)
Other R&D costs (c)	(584)	(626)
General & administrative expenses	(7,684)	(6,635)
Tax expense	-	(244)
Other segment items (d)	(121)	3,513
Consolidated net loss	(28,530)	(2,312)

(a)
Contracted development costs primarily consist of costs incurred under agreements with contract research organizations and investigative sites that conduct its preclinical studies and clinical trials; costs related to manufacturing active pharmaceutical ingredients and drug products for its preclinical studies and clinical trials; and costs for materials used for in-house research and development activities.
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
(d)
The other segment items include foreign currency gain/(loss), net, benefit from R&D credit, and other income/ (expense), net inclusive of bank interest receivable and accretion on U.S. treasury bills.

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

An analysis of the group’s assets and revenues by location is shown below:

	U.S.A.	U.K.	Germany	Total
	$000s	$000s	$000s	$000s
Non-current assets
As of December 31, 2024	-	4,103	11,166	15,269
As of March 31, 2025	-	4,068	11,440	15,508

Revenue analysis for the three months ended December 31, 2024
Research collaboration	-	15,556	-	15,556
Royalties	-	-	143	143
	-	15,556	143	15,699
				`
Revenue analysis for the three months ended March 31, 2025
Research collaboration	-	142	-	142
Royalties	-	-	-	-
	-	142	-	142

5. Loss per share (basic and diluted)

Basic net loss per share is computed by dividing net loss (the numerator) by the weighted average shares outstanding for the period (the denominator). Diluted net loss per share is computed by dividing net income by the weighted average shares outstanding during the period adjusted for the dilutive effects of the exercise of the stock options. In periods when losses from continuing operations are reported, the weighted-average shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The computation of net loss per share for the three months ended March 31, 2025 and 2024, respectively was as follows:

	Three months ended March 31,
	2025	2024
	$000s	$000s
Net loss	(28,530)	(2,312)
Weighted-average shares outstanding (basic and diluted)	141,678,734	131,881,115
Net loss per share (basic and diluted)	$(0.20)	$(0.02)

The options outstanding at March 31, 2025 and 2024 were considered to be anti-dilutive as the Group is loss-making.

6. Goodwill

Goodwill is assessed annually at a reporting unit level, or whenever events and circumstances indicate impairment may have occurred. The Group has one reporting unit and performs a qualitative impairment test (also known as “Step 0"), and when necessary, a quantitative test. After assessing the totality of events and circumstances as part of the Step 0 test, it was determined that it is not more likely than not (a likelihood that is more than 50%) that the fair value of the reporting unit is less than its carrying amount and therefore a quantitative test is unnecessary. No triggering events were identified during the period.

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

The following table presents the changes in the carrying amount of goodwill:

	Three months ended March 31,
	2025	2024
	$000s	$000s
Balance at January, 1	9,392	9,392
Translation adjustment	392	368
Balance at March, 31	9,784	9,760

7. Contract liabilities

Contract liabilities represent the Group’s obligation to transfer services to a customer for which the Group has received advanced consideration, before the performance obligation has been satisfied. These liabilities are recognized when a customer prepays for services or when the Group has an unconditional right to consideration before the performance obligation is fulfilled.

Contract liabilities comprise entirely of advance consideration received from customers (deferred revenue) in respect of the AstraZeneca research collaboration as of March 31, 2025. The current contract liabilities represent the amount of estimated revenue to be reported in the next 12 months related to amounts invoiced to its partners, while the non-current portion represents everything beyond 12 months. Current and non-current contract liabilities include future revenue from collaboration recharged expenses, upfront payments, and milestones achieved to March 31, 2025.

	March 31, 2025	December 31, 2024
	$000s	$000s
Contract liabilities:
Current	392	306
Non-current	53,291	51,790
Total contract liabilities at period end	53,683	52,096

Contract liabilities:
At January 1, 2024	81,572
Foreign exchange impact	(691)
Additions during period	14,328
Revenue unwound during period	(43,113)
At December 31, 2024	52,096

Contract liabilities:
At January 1, 2025	52,096
Foreign exchange impact	1,659
Additions during period	70
Revenue unwound during period	(142)
At March 31, 2025	53,683

8. Benefit from R&D credit

An additional $2.7 million was recognized in respect of research and development tax credits in the three months ended March 31, 2025 (three months ended March 31, 2024: $2.5 million).

The current asset at March 31, 2025 was $16.8 million, comprised of $2.7 million in respect of research and development activities for the three months ended March 31, 2025 and $14.1 million in respect of the year ended

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

December 31, 2024. In the three months ended, March 31, 2025, the Group received $11.0 million related to the receipt of the 2023 claim.

9. Shareholders’ equity

	March 31, 2025	December 31, 2024
Authorized, allotted, called up and fully paid ordinary shares, par value £0.05	10,289	10,288
	Number	Number
Number of shares in issue	141,690,850	141,674,074
Number of ADSs in issue	47,230,283	47,224,691

The Group has only one class of shares. All ordinary shares have equal voting rights and rank pari passu for the distribution of dividends.

On February 5, 2024, the Group announced a private placement of 5,714,286 of the Group’s ADSs, each representing three ordinary shares, at a price of $21.00 per ADS, with new and existing institutional and accredited investors. The aggregate gross proceeds of the Private Placement were $120.0 million before deducting $7.7 million in placement agent fees and other expenses.

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

Details of the shares issued during the current and previous three months are as follows:

Number of shares in issue at January 1, 2024	118,846,966
Number of ADSs in issue at January 1, 2024	39,615,655
Shares issued during the year	21,418,665
Options exercised at $0.20/ADS or $0.07/ordinary share	252,540
Options exercised at $2.40/ADS or $0.80/ordinary share	268,791
Options exercised at $4.23/ADS or $1.41/ordinary share	12,000
Options exercised at $4.24/ADS or $1.41/ordinary share	9,999
Options exercised at $5.81/ADS or $1.94/ordinary share	375
Options exercised at $7.32/ADS or $2.44/ordinary share	30,000
Options exercised at $7.60/ADS or $2.53/ordinary share	584,316
Options exercised at $8.20/ADS or $2.73/ordinary share	49,998
Options exercised at $9.98/ADS or $3.33/ordinary share	222
Options exercised at $10.68/ADS or $3.56/ordinary share	10,500
Options exercised at $12.81/ADS or $4.27/ordinary share	1,500
Options exercised at $12.94/ADS or $4.31/ordinary share	2,841
Options exercised at $13.80/ADS or $4.60/ordinary share	3,708
Options exercised at $15.38/ADS or $5.13/ordinary share	126,144
Options exercised at $16.64/ADS or $5.55/ordinary share	1,248
Options exercised at $19.50/ADS or $6.50/ordinary share	780
Options exercised at $20.41/ADS or $6.80/ordinary share	10,500
Options exercised at $22.01/ADS or $7.34/ordinary share	37,545
Options exercised at $23.60/ADS or $7.87/ordinary share	5,436
Number of shares in issue at December 31, 2024	141,674,074
Number of equivalent ADSs in issue at December 31, 2024	47,224,691

Number of shares in issue at January 1, 2025	141,674,074
Number of ADSs in issue at January 1, 2025	47,224,691
Options exercised at $0.20/ADS or $0.07/ordinary share	6,777
Options exercised at $4.23/ADS or $1.41/ordinary share	9,999
Number of shares in issue at March 31, 2025	141,690,850
Number of equivalent ADSs in issue at March 31, 2025	47,230,283

The Group has outstanding ADSs and each ADS represents three ordinary shares. The exercise price of options was also converted to represent an ADS price at an exchange rate equal to the closing current period currency conversion of sterling pounds to USD , which was 1.25 sterling pounds to 1 USD.

10. Equity-settled share-based compensation

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

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

	Number of ADSs	Weighted Average Exercise price
		$
Options
Outstanding at January 1, 2025	5,818,463
Granted during the period	1,564,285
Lapsed or forfeited during the period	(37,427)
Exercised during the period	(5,592)
Outstanding at March 31, 2025	7,339,729	$14.08
Exercisable at the period-end	3,409,904

The table above shows the number of options in relation to ordinary shares and equivalent ADSs outstanding and exercisable at period end, on the conversion ratio of three ordinary share options to one ADS.

11. Capital commitments and contingent liabilities

There were no capital commitments at March 31, 2025 (March 31, 2024: nil).

12. Related party transactions

None.

13. Subsequent events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements, the related notes thereto appearing elsewhere in this Quarterly Report. The following discussion is based on our financial information prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP, as found in the Accounting Standards Codification and Accounting Standards Update of the Financial Accounting Standards Board and the rules and regulations of the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Risk Factors” included elsewhere in this
Quarterly Report on Form 10-Q.

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

Divesiran (SLN124) is our wholly owned siRNA product candidate designed to inhibit TMPRSS6 expression in the liver. TMPRSS6 is a negative regulator of hepcidin, the body's master regulator of iron metabolism, including its absorption, distribution and storage. Divesiran has shown preclinical potential in several hematological disorders and proof-of-mechanism in a Phase 1 healthy volunteer trial. Divesiran is currently being evaluated in the SANRECO Phase 2 clinical trial in polycythemia vera, or PV, patients. We believe divesiran has the potential to be the first-in-class siRNA in PV. PV is a rare, myeloproliferative neoplasm – a type of blood cancer - characterized by the excessive production of red blood cells, often resulting in elevated hematocrit, or HCT, levels. By silencing TMPRSS6 in PV patients, divesiran aims to increase hepcidin production and release by liver hepatocytes, leading to the restriction of iron to the bone marrow and, thus, reducing the excessive production of red blood cells, a process dependent on availability of iron. In December 2024, we presented positive interim results from the Phase 1 portion of the SANRECO clinical trial at the American Society of Hematology annual meeting. Interim results showed divesiran substantially reduced phlebotomy requirements and lowered HCT levels following infrequent dosing in a range of PV patients. Divesiran has been well tolerated to-date with no dose-limiting toxicities. In December 2024, we also announced the first subject has been dosed in the Phase 2 portion of the SANRECO clinical trial, which is currently underway. The U.S. Food and Drug Administration, or FDA, has granted divesiran Fast Track and orphan drug designations for PV. In December 2024, the European Commission, or EC, granted divesiran orphan drug designation for PV in Europe.

Zerlasiran (SLN360) is our wholly owned siRNA product candidate, which is designed to lower the body's production of apolipoprotein(a), a key component of lipoprotein(a), or Lp(a), that has been associated with an increased risk of cardiovascular events. Zerlasiran works by targeting messenger RNA required to translate the LPA gene into particles of Lp(a), effectively ‘silencing’ the gene to reduce Lp(a) production. High Lp(a), defined as 125nmol/L or higher, is a genetically determined cardiovascular risk factor affecting at least 20% of the world’s population and is associated with a high risk of heart attack, stroke and aortic stenosis. Unlike low-density lipoprotein, or LDL, Lp(a) levels are predominantly genetically determined, typically by age five, and unaffected by diet or lifestyle. There are currently no approved medicines that selectively lower Lp(a). Lp(a) levels can be measured by a simple blood test and while there is no generalized consensus on Lp(a) risk thresholds, growing evidence supports three main levels: Low or Normal (less than 75 nmol/L), Elevated (75 nmol/L to 124 nmol/L) and High (125 nmol/L or higher). A recent US based registry study in over 16,000 individuals showed that there is substantial risk of major cardiovascular events in individuals with elevated levels below the current accepted risk threshold of 125 nmol/L. Guidelines from the European Atherosclerosis Society, or EAS, and Canadian Cardiovascular Society, or CCS, suggest at least one test in an adult lifetime. The American College of Cardiology, or ACC, and American Heart Association, or AHA, recommend testing for those with a family history of premature atherosclerotic cardiovascular disease, or ASCVD, or personal history of ASCVD. In Phase 1 and Phase 2 clinical trials, zerlasiran was shown to substantially lower Lp(a) levels in ASCVD patients with persisting effects following infrequent dosing and was observed to be well tolerated with no major safety concerns. During the fourth quarter of 2024, we received positive regulatory feedback from the FDA and European Medicines Agency, or EMA, on the Phase 3 cardiovascular, or CV, outcomes study design for zerlasiran in patients with high Lp(a). We are engaged in global partnership discussions to seek a third-party partner for potential Phase 3 development of zerlasiran as well as potential future commercialization activities.

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

First Quarter 2025 Business Developments

•
In February 2025, we completed the Phase 1 portion of the SANRECO study of divesiran in PV patients. Additional Phase 1 results from the SANRECO study were accepted for oral presentation during the European Hematology Association, or EHA, 2025 Annual Congress being held in Milan, Italy from June 12 – 15, 2025.
•
We advanced enrollment into the Phase 2 portion of the SANRECO study of divesiran in PV patients and remain on-track to complete enrollment by year-end 2025.
•
We advanced core Phase 3 readiness activities for our zerlasiran program, including manufacturing and supply scale-up, which remain on-track to complete by mid-2025. Partnering discussions for potential Phase 3 development are ongoing.
•
A Phase 1 study of SLN312 (licensed to AstraZeneca) is ongoing.

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

Hansoh

In October 2021, we announced a collaboration agreement with Hansoh, one of the leading biopharmaceutical companies in China, to develop siRNAs for three undisclosed targets leveraging our proprietary mRNAi GOLD™ platform. Under the terms of the agreement, Hansoh had the exclusive option to license rights to the first two targets in Greater China, Hong Kong, Macau and Taiwan following the completion of Phase 1 trials. We retained exclusive rights for those two targets in all other territories. We were responsible for all activities up to option exercise and will retain responsibility for development outside the China region post Phase 1 trials. Hansoh also had the exclusive option to license global rights to a third target at the point of Investigational New Drug filing. Hansoh was responsible for all development activities post option exercise for the third target. Hansoh made a $16 million upfront payment to us in December 2021. We achieved our first $2 million research milestone payment in the Hansoh collaboration in April 2022. In 2023, we achieved two additional preclinical milestones and received $4 million from the collaboration. In 2024, we achieved an additional preclinical milestone of $2.0 million from the Hansoh collaboration. In December 2024, Hansoh notified us that it will not pursue further development under the Hansoh collaboration. This represented the conclusion of all required development activities and commitments under the terms of the Hansoh collaboration and we will retain exclusive rights globally for all three targets.

Components of Results of Operations

Revenue

We do not have any commercially approved products. Accordingly, we have not generated any revenue from product sales, and we do not expect to generate any revenue from the sale of any products unless and until we obtain regulatory approvals for, and commercialize any of, our product candidates. In the future, we will seek to generate revenue primarily from product sales and, potentially, regional or global strategic collaborations with third parties.

We recognized the upfront payment, milestone payments, payments for personnel costs and other research funding payments over time.

In March 2024, Mallinckrodt notified us that they will not pursue further development of the SLN501 program following the completion of the Phase 1 clinical trial. The completion of the Phase 1 clinical trial also represented the conclusion of all required development activities and commitments under the terms of the Mallinckrodt Collaboration.

During the three months ended March 31, 2025, we did not recognize revenue under the Mallinckrodt Collaboration (three months ended March 31, 2024: $0.6 million).

Under our collaboration agreement with AstraZeneca, we received an upfront cash payment of $20.0 million and an additional payment of $40.0 million in May 2021. We are also eligible to receive specified development and commercial milestone payments as well as tiered royalties on net sales, if any. We recognize the upfront payment and milestone payments over time. During the three months ended March 31, 2025, we recognized a total of $0.1 million in revenue under the AstraZeneca collaboration (three months ended March 31, 2024: $14.7 million).

Under the Hansoh Collaboration, we received an upfront cash payment of approximately $16.0 million (net of taxes based on the exchange rate at the payment date) in December 2021. In December 2024, Hansoh notified us that it will not pursue further development under the Hansoh collaboration. This represented the conclusion of all required development activities and commitments under the terms of the Hansoh collaboration. During the three months ended March 31, 2025, we did not recognize revenue under the Hansoh collaboration (three months ended March 31, 2024: $0.2 million).

In December 2018, we entered into a settlement and license agreement with Alnylam Pharmaceuticals Inc., or Alnylam, pursuant to which we settled outstanding patent litigation with Alnylam related to its RNAi product ONPATTRO. As part of the settlement, we license specified patents to Alnylam, and Alnylam pays us a tiered royalty of up to one percent of net sales of ONPATTRO in the European Union. We were eligible to receive these royalties until December 2023. We invoice Alnylam quarterly in arrears based on sales data for that quarter as reported to us by Alnylam. Royalty revenue is recognized based on the level of sales when the related sales occur. During the three months ended March 31, 2024, we recognized a total of $0.1 million in royalty income from Alnylam.

Cost of Sales

Cost of sales consists of research and development expenditure that is directly related to work carried out on revenue generating contracts. This includes salary costs that are apportioned based on time spent by employees working on these contracts as well as costs of materials and costs incurred under agreements with contract research organizations, or CROs.

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

Our contracted development costs primarily consist of:

•
costs incurred under agreements with contract research organizations, or CROs, and investigative sites that conduct our preclinical studies and clinical trials;
•
costs related to manufacturing active pharmaceutical ingredients and drug products for our preclinical studies and clinical trials; and
•
costs for materials used for in-house research and development activities.

Our research and development personnel expense primarily consists of:

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

Other research and development costs primarily consists of:

•
costs of related facilities, equipment and other overhead expenses that are considered directly attributable to research and development;
•
costs associated with obtaining and maintaining patents for intellectual property; and
•
depreciation of capital assets used for research and development activities.

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
•
the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and
•
the ability to market, commercialize and achieve market acceptance for any of our product candidates, if they are approved.

We have not historically tracked research and development expenses on a program-by-program basis for our preclinical product candidates.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, audit, tax and accounting services, public relations and investor relations services. Personnel costs consist of salaries, bonuses, benefits, recruitment costs and share-based payment expenses for personnel in executive, finance, business development and other support functions. Other administrative expenses include office space-related costs not otherwise allocated to research and development costs, insurance expenses, and costs of our information systems and costs for compliance with the day-to-day requirements of being a public company listed in the United States. We will continue to be prudent with administrative expenses required to support our continued research and development and potential commercialization of our product candidates. We also will continue to incur expenses related to being a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance expenses, expenses related to investor relations activities and other administrative and professional services.

Foreign currency gain (loss), net

Foreign exchange gains and losses relate to cash held in foreign currencies (primarily USD and Euros).

Other Income, net

Other income (expense) primarily relates to interest earned on our cash, cash equivalents, as well as accretion earned on our U.S. treasury bills.

Taxation and Benefit from R&D credit

We are subject to corporate taxation in the United Kingdom, the United States and Germany. Due to the nature of our business, we have generated losses since inception. Our income tax credit recognized represents the sum of the research and development, or R&D, tax credits recoverable in the United Kingdom.

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

Unsurrendered U.K. tax losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to $6.5 million (£5.0 million) plus an incremental 50% of U.K. taxable profits. After accounting for tax credits receivable, we had accumulated tax losses for carry forward in the United Kingdom of $187.7 million as of March 31, 2025 ($158.1 million as of March 31, 2024). However, in the event of a change in ownership of a U.K. company, certain provisions may apply to restrict the utilization of carried forward tax losses in future periods. These provisions apply where there is a major change in the nature or conduct of a trade in connection with the change in ownership. For the avoidance of doubt, we do not recognize a deferred tax asset in respect of the accumulated tax losses. In addition to our accumulated tax losses in the United Kingdom, we also had $48.7 million of accumulated tax losses as of March 31, 2025 ($52.3 million as of March 31, 2024), related to our operations in Germany for corporate income taxes. We also had $47.2 million of accumulated losses related to trade taxes in our German entity ($50.8 million as of March 31, 2024). We had a foreign tax expense in Germany of nil for the three months ended March 31, 2025 (three months ended March 31, 2024: $0.2 million). Tax losses in the United States were negligible.

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

Withholding tax is deductible from dividends, interest, lease of property, royalties, and other China-source passive income since we do not have an establishment or place of business in China.

Comparison of the three months ended March 31, 2025, and 2024

The following table summarizes the results of our operations for the three months ended March 31, 2025, and 2024 (in thousands).

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
	$000s	$000s	Change
Revenue	$142	15,699	(15,557)
Cost of sales	(54)	(2,800)	2,746
Gross profit	88	12,899	(12,811)
Research and development costs	(20,813)	(11,845)	(8,968)
General and administrative expenses	(7,684)	(6,635)	(1,049)
Operating loss	(28,409)	(5,581)	(22,828)
Foreign currency gain/(loss), net	(3,769)	351	(4,120)
Other income, net	969	667	302
Benefit from R&D credit	2,679	2,495	184
Loss for the period before taxation	(28,530)	(2,068)	(26,462)
Taxation	-	(244)	244
Loss for the period after taxation	$(28,530)	(2,312)	(26,218)
Loss per ordinary share (basic and diluted)	$(0.20)	(0.02)	(0.18)

Revenue

Revenue for the three-month period ended March 31, 2025, was $0.1 million, reflecting a decrease of $15.6 million from the same three-month period in 2024. This change was mainly due to revenue from our Collaboration with AstraZeneca which decreased by $14.5 million. This difference was mainly due to the fact that there were no similar milestones in 2025.

Cost of Sales

Cost of sales decreased $2.7 million for the three months ended March 31, 2025, as compared to the same period in 2024. The change was due to activity associated with our collaboration agreements, which fluctuates based on the timing of activities and project progression.

Research and development costs

The following table summarizes our research and development costs for the three months ended March 31, 2025, and 2024, based on their classification (in thousands).

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
	$000s	$000s
Research and development costs
Contracted development costs	14,673	6,303
Personnel costs	5,556	4,917
Other costs	584	625
Total	20,813	11,845

Research and development costs increased by $9.0 million for the three months ended March 31, 2025, as compared to the same period in 2024. This was largely due to advancement of our clinical trials and an increase in contract manufacturing activities for our proprietary programs.

General and administrative expense

General and administrative expenses increased by $1.0 million for the three months ended March 31, 2025, as compared to the same period in 2024, which is mainly due to the cost of additional reporting and compliance requirements in connection with our transition to becoming a domestic issuer and large accelerated filer.

Foreign currency gain (loss), net

Net foreign exchange gains and losses result primarily from foreign currency (USD and EUR) denominated bank accounts.

Other Income (expenses), net

Other income primarily relates to accretion from U.S. treasury bills and interest on cash accounts.

Benefit from R&D credit

Benefit from R&D tax credit relates to U.K. research and development tax credits.

Taxation

Taxation expense relates to foreign taxation.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred significant operating losses and negative cash flows. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development and administrative expenses will increase in connection with conducting clinical trials and seeking marketing approval for our product candidates, as well as costs associated with operating as a public company. As a result, we will need additional capital to fund our operations in the future, which we may obtain from additional equity financings, debt financings, research funding, collaborations, contract and grant revenue or other sources.

As of March 31, 2025, we had cash, cash equivalents, and short-term investments of $136.5 million. We believe that our cash, cash equivalents, and treasury instruments will be sufficient to fund our anticipated operating and capital expenditure requirements into 2028, which includes receipt of anticipated milestones from collaboration agreements of $20 million in the next three years.

To date, we have financed our operations primarily through the issuances of our equity securities and from the receipt of upfront, milestone and research payments under collaboration agreements with third parties.

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

Cash Flows

The following table summarizes the results of our cash flows for the three months ended March 31, 2025, and 2024.

	Three months ended
	March 31, 2025	March 31, 2024
	$000s	$000s
Net cash (outflow) from operating activities	(12,309)	(9,143)
Net cash (outflow) from investing activities	(44,381)	(49,908)
Net cash inflow from financing activities	14	133,020
(Decrease) increase in cash and cash equivalents	(56,676)	73,969

Operating activities

Net cash outflow from operating activities increased by $3.2 million for the three months ended March 31, 2025, compared with the prior period, mainly due to an increase in expenditures related to contracted development costs.

Investing activities

Net cash outflow from investing activities relates to purchases of U.S. treasury bills offset by redemptions for the three months ended March 31, 2025. The same period in 2024 reflected only a purchase of a U.S. treasury bill.

Financing activities

In 2024, we raised aggregate gross proceeds from the Private Placement (as defined below) of $120 million before deducting $7.7 million in placement agent fees and other expenses. The remainder of the inflow was due to proceeds from sales under our at-the-market facility. There was no related financing activities in 2025.

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

Contractual Obligations and Commitments

The following table summarizes our contractual commitments and obligations as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
	$000s	$000s
Lease liability - Non-current	-	-
Lease liability - Current	60	117
Total lease liability	60	117

The lease liability recognized on the balance sheet comprises our London office. There are two short-term leases in Berlin, Germany and a lease in New Jersey, United States, not included in the "lease liability" line of the table above. Both leases in Berlin are on a rolling contract basis with either party being able to end the lease with a cancellation notice period of 11.5 months, while the leases in the United States are on a rolling contract basis with a notice period of three months, thus allowing exemption using the practical expedient.

At March 31, 2025, we had a gross commitment on our office rental in Berlin, Germany and in the United States equal to an aggregate of $0.5 million in the next year. No amounts are payable after more than one year.

We have agreed to make payments to CROs and manufacturers under various CRO and manufacturing agreements that generally provide for our ability to terminate on short notice. We have not included any such contingent payment obligations in the table above as the amount, timing and likelihood of such payments are not fixed or determinable.

Critical Accounting Policies, Judgments and Estimates

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

While our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

Critical Accounting Estimates

Revenue Recognition under Collaboration Agreements

During the three months ended March 31, 2025, a significant portion of our revenue from collaboration agreements was derived from our agreement with AstraZeneca (three months ended March 31, 2024, revenue was from our collaborations with Mallinckrodt, AstraZeneca, and Hansoh).

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

For the three months ended March 31, 2025 and 2024, we determined actual costs and forecast costs for the remainder of the contract. We calculated total contract costs across the contract term, including costs that will be reimbursed to us, and costs incurred to date as a percentage of total contract costs. We multiplied this percentage by the consideration deemed highly probable of not having a significant reversal, calculating the cumulative revenue to be recognized. When variable consideration increases due to a further milestone becoming highly probable that a significant reversal of revenue will not occur, a catch-up in revenue is recorded to reflect efforts already expended by us up to that point.

Recognition of Clinical Trial Expenses

As part of the process of preparing our condensed consolidated financial statements, we may be required to estimate accrued expenses related to our preclinical studies and clinical trials. To obtain reasonable estimates, we review open contracts and purchase orders. In addition, we communicate with applicable personnel in order to identify services that have been performed, but for which we have not yet been invoiced. In most cases, our vendors provide us with monthly invoices in arrears for services performed. We confirm our estimates with these vendors and make adjustments as needed. Examples of our accrued expenses include fees paid to CROs for services performed on preclinical studies and clinical trials and fees paid for professional services.

Recent Accounting Pronouncements

We discuss the effect of recently issued and adopted pronouncements in Note 2.20 “Summary of Significant Accounting Policies” to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk arises from our exposure to fluctuation in interest rates and currency exchange rates. These risks are managed by maintaining an appropriate mix of cash deposits in the two main currencies we operate in, placed with a variety of financial institutions for varying periods according to expected liquidity requirements.

Credit and Liquidity Risk

Our cash, cash equivalents and U.S. treasury bills are on deposit with two financial institutions, one in the United States and one in the United Kingdom, which management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. We invest our liquid resources based on the expected timing of expenditures to be made in the ordinary course of our activities. All financial liabilities are payable in the short term, meaning no more than three months, and we maintain adequate bank balances in either instant access or short-term deposits to meet those liabilities as they fall due.

Currency Risk

The condensed consolidated financial statements are presented in U.S. dollars. The individual financial statements of each Group entity are prepared in the currency of the primary economic environment in which the entity operates (its functional currency). Our transactions are commonly denominated in U.K pounds sterling; however, we receive payments under our collaboration agreements in U.S. dollars and we incur a portion of our expenses in other currencies, primarily Euros, and are exposed to the effects of these exchange rates. We seek to minimize this exposure by maintaining currency cash balances at levels appropriate to meet foreseeable short to mid-term expenses in these other currencies. Where significant foreign currency cash receipts are expected, we consider the use of forward exchange contracts to manage our exchange rate exposure.

Interest Rate Risk

As of March 31, 2025, we had cash and cash equivalents and short-term investments of $136.5 million. Our exposure to interest rate sensitivity is impacted primarily by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash and cash equivalents are invested in interest-bearing savings accounts and certificates of deposit from time to time. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

Item 1A. Risk Factors.

Our business has significant risks. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange
Commission, or SEC, on February 27, 2025. The risk factors set forth below are risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC. These are not the only risks facing our business. Other risks and uncertainties that we are not currently aware of or that we currently consider immaterial also may materially adversely affect our business, financial condition and future results. Risks we have identified but currently consider immaterial could still also materially adversely affect our business, financial condition and future results of operations if our assumptions about those risks are incorrect or if circumstances change.

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

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact [or has impacted] our ability to transfer data in connection with certain transactions or agreements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporation by Reference
Exhibit Number	Description	Schedule/ Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Articles of Association	S-8	333-273576	4.1	8/1/2023
31.1*	Certification by the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

** This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILENCE THERAPEUTICS PLC

Date:	May 8, 2025	By:	/s/ Craig Tooman
			Name	Craig Tooman
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2025	By:	/s/ Rhonda Hellums
			Name	Rhonda Hellums
			Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)