Form 10-Q
period 2025-06-30
Silence Therapeutics plc
filed 2025-08-07
CIK 1479615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 31, 2025, the registrant had 141,701,848 ordinary shares (including ordinary shares in the form of American Depositary Shares) outstanding, nominal value £0.05 per share per share.

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

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report (if any), as well as information provided elsewhere in this Quarterly Report and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2025. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

i

TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION	Page

ITEM 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025, and 2024 Condensed Comprehensive Loss for the three and six months ended June 30, 2025, and 2024	2
	Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2025, and 2024	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025, and 2024	5
	Notes to the Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	26
ITEM 4.	Controls and Procedures	27

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	28
ITEM 1A.	Risk Factors	28
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
ITEM 3.	Defaults Upon Senior Securities	32
ITEM 4.	Mine Safety Disclosures	32
ITEM 5.	Other Information	32
ITEM 6.	Exhibits	33
	Signatures	34

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Silence Therapeutics plc

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	Note	June 30, 2025	December 31, 2024
Current assets
Cash and cash equivalents		$41,739	$121,330
Short-term investments		72,416	26,004
R&D benefit receivable	8	19,957	24,396
Other current assets		14,356	14,664
Trade receivables		85	972
Total current assets		148,553	187,366
Property, plant and equipment		1,775	1,818
Operating lease right-of-use assets		58	157
Goodwill	6	10,617	9,392
Other intangible assets		317	312
Other long-term assets		3,913	3,590
Total assets		$165,233	$202,635

Current liabilities
Contract liabilities	7	$(457)	$(306)
Trade and other payables		(14,311)	(16,399)
Operating lease liabilities, current		—	(117)
Total current liabilities		(14,768)	(16,822)
Contract liabilities	7	(56,310)	(51,790)
Total liabilities		$(71,078)	$(68,612)
Commitments and contingencies (Note 11)

Shareholders’ equity
Ordinary shares - par value £0.05 per share; 141,701,848 shares issued at June 30, 2025 (December 31, 2024: 141,674,074)	9	(10,290)	(10,288)
Additional paid-in capital		(615,113)	(609,560)
Accumulated deficit		529,844	474,044
Accumulated other comprehensive loss		1,404	11,781
Total shareholders' equity		(94,155)	(134,023)

Total liabilities and shareholders' equity		$(165,233)	$(202,635)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

		Three months ended June 30,		Six months ended June 30,
	Note	2025	2024	2025	2024
Revenue	3	$224	$756	$366	$16,455
Cost of sales		(85)	(3,333)	(139)	(6,133)
Gross profit		139	(2,577)	227	10,322
Research and development costs		(17,647)	(13,802)	(38,460)	(25,647)
General and administrative expenses		(5,131)	(7,009)	(12,815)	(13,644)
Restructuring charges		(1,324)	—	(1,324)	—
Operating loss		(23,963)	(23,388)	(52,372)	(28,969)
Foreign currency (loss)/gain, net		(6,613)	(222)	(10,382)	129
Other income, net		861	1,351	1,830	2,017
Benefit from R&D credit	8	2,371	2,732	5,050	5,228
Loss before income tax expense		(27,344)	(19,527)	(55,874)	(21,595)
Income tax expense		(10)	(228)	(10)	(472)
Net Loss		$(27,354)	$(19,755)	$(55,884)	$(22,067)
Loss per share (basic and diluted)	5	$(0.19)	$(0.14)	$(0.39)	$(0.16)
Weighted average shares outstanding (basic and diluted)		141,696,047	140,208,929	141,687,438	136,045,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Condensed consolidated statements of comprehensive income (loss)

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net Loss	$(27,354)	$(19,755)	$(55,884)	$(22,067)
Other comprehensive income/(loss):
Foreign exchange differences arising on consolidation of foreign operations (net of tax)	6,680	186	10,376	129
Total other comprehensive income/(loss) for the period	6,680	186	10,376	129
Total comprehensive loss for the period	$(20,674)	$(19,569)	$(45,508)	$(21,938)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited, in thousands, except share data)

		Ordinary Shares
	Note	Shares	Cost	Additional paid- in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity
At January 1, 2024		118,846,966	$8,847	$455,765	$(10,725)	$(431,894)	$21,993
Net loss		-	-	-	-	(2,312)	(2,312)
Foreign currency translation adjustments (net of tax)		-	-	-	$(57)	-	(57)
Recognition of share-based payments	10	-	-	4,118	-	-	4,118
Options exercised in the period	9/10	512,322	-	(992)	-	992	-
Proceeds from shares issued	9	20,368,665	1,316	131,704	-	-	133,020
At Mar 31, 2024		139,727,953	$10,163	$590,595	$(10,782)	$(433,214)	$156,762
Net loss		-	-	-	-	(19,755)	(19,755)
Foreign currency translation adjustments (net of tax)		-	-	-	$186	-	186
Recognition of share-based payments	10	-	-	4,141	-	-	4,141
Options exercised in the period	9/10	665,517	-	(1,410)	-	1,410	-
Proceeds from shares issued	9	-	42	1,151	-	-	1,193
At June 30, 2024		140,393,470	$10,205	$594,477	$(10,596)	$(451,559)	$142,527

At January 1, 2025		141,674,074	$10,288	609,560	$(11,780)	$(474,045)	$134,023
Net loss		-	-	-	-	(28,530)	(28,530)
Foreign currency translation adjustments (net of tax)		-	-	-	3,696	-	3,696
Recognition of share-based payments	10	-	-	3,540	-	-	3,540
Options exercised in the period	9/10	16,776	-	(39)	-	39	-
Proceeds from shares issued		-	1	13	-	-	14
At Mar 31, 2025		141,690,850	$10,289	$613,074	$(8,084)	$(502,536)	$112,743
Net loss		-	-	-	-	(27,354)	(27,354)
Foreign currency translation adjustments (net of tax)		-	-	-	6,680	-	6,680
Recognition of share-based payments	10	-	-	2,085	-	-	2,085
Options exercised in the period	9/10	10,998	-	(46)	-	46	-
Proceeds from shares issued		-	1	-	-	-	1
At June 30, 2025		141,701,848	$10,290	$615,113	$(1,404)	$(529,844)	$94,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six months ended June 30,
	2025	2024
Cash flow from operating activities
Net loss	$(55,884)	$(22,067)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	154	174
Amortization expense	132	128
Share-based compensation expense	5,625	8,259
Net foreign exchange impacts	11,710	(111)
Other income, net	(1,830)	(2,017)
Income tax expense	10	472
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	932	(2,043)
Decrease/(increase) in other current assets	2,426	(2,639)
Decrease in R&D benefit receivable	6,343	6,045
Decrease in other long-term assets	14	277
(Decrease)/increase in trade and other payables	(3,385)	3,003
Decrease in contract liabilities	(214)	(3,942)
Decrease in operating lease liabilities	(126)	(91)
Net cash used in operations	(34,093)	(14,552)
Cash flow from investing activities
Redemption of term deposits	26,558	-
Purchase of term deposits	(72,449)	(49,866)
Purchase of property, plant and equipment	(52)	(85)
Net cash used in investing activities	(45,943)	(49,951)
Cash flow from financing activities
Proceeds from issue of ordinary shares	15	134,213
Net cash provided by financing activities	15	134,213
(Decrease)/increase in cash and cash equivalents	(80,021)	69,710
Cash and cash equivalents at start of period	121,330	68,789
Effect of exchange rate fluctuations on cash and cash equivalents held	430	(49)
Cash and cash equivalents at end of period	$41,739	$138,450
Supplemental disclosures of cash flow information:
Tax paid	(509)	(216)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. General information

1.1. Nature of the business

Silence Therapeutics plc and its subsidiaries, or together, the Group, are primarily involved in the discovery, delivery and development of RNA therapeutics. Silence Therapeutics plc, a public company limited by shares registered in England and Wales, with company number 02992058, is the Group’s ultimate parent company. The Company’s registered office is 27 Eastcastle Street, London, United Kingdom W1W 8DH and the principal place of business is 72 Hammersmith Road, London, United Kingdom W14 8TH.

2. Summary of significant accounting policies

2.1. Basis of preparation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial reporting and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures required by U.S. GAAP for complete consolidated financial statements are not included herein. These interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission, or the SEC, on February 27, 2025. In the opinion of management, all adjustments considered necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

The Group previously prepared its consolidated financial statements in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board when the Group qualified as a foreign private issuer under the rules and regulations of the SEC. In connection with the loss of the Group’s status as a foreign private issuer, the Group is required to report with the SEC on domestic forms and comply with domestic company rules in the United States, including preparation of its financial statements in accordance with U.S. GAAP. The transition to U.S. GAAP was made retrospectively for all periods from the Group’s inception.

2.2. Functional and reporting currency

The reporting currency of the condensed consolidated financial statements is U.S. Dollars, or USD or $. The functional currency of the Group’s subsidiaries reflects the economic environment of their respective operations. All amounts disclosed have been rounded to the nearest thousand, unless otherwise stated.

Due to the loss of the Group’s status as a foreign private issuer, effective January 1, 2025, the Group was required as a domestic filer to change its reporting currency of the condensed consolidated financial statements from British pound sterling, or GBP, to USD. The change in reporting currency was applied retrospectively. Condensed consolidated financial statements for all periods have been recast into USD and presented to the nearest thousand dollars.

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

2.5. Going concern

The Group has incurred recurring losses since inception, including net losses of $55.9 million for the six months ended June 30, 2025. As of June 30, 2025, the Group had accumulated losses of $529.8 million and cash outflows from operating activities for the six months ended June 30, 2025 was $34.1 million.

The Group expects to incur operating losses for the foreseeable future as it continues its research and development efforts, seeks to obtain regulatory approval of its product candidates and pursues any future product candidates the Group may develop.

To date, the Group has funded its operations through upfront payments and milestones from collaboration agreements, equity offerings and proceeds from private placements, as well as management of expenses and other financing options to support its continued operations. In 2024, the Group raised additional proceeds of $27.7 million before deducting $0.9 million in placement agent fees and other expenses, from sales of American Depositary Shares, or ADSs, under its Open Market Sale Agreement with Jefferies LLC, dated October 15, 2021, or the Sales Agreement,. On February 5, 2024, the Group announced a private placement of 5,714,286 of the ADSs, each representing three ordinary shares, at a price of $21.00 per ADS, with new and existing institutional and accredited investors, or the Private Placement. The aggregate gross proceeds of the Private Placement were $120.0 million before deducting approximately $7.7 million in placement agent fees and other expenses. In 2024, the Group received a $10.0 million milestone payment from the AstraZeneca collaboration and received another $2.0 million in milestone payments from the Hansoh collaboration. As of June 30, 2025, the Group had cash and cash equivalents and short-term investments of $114.2 million.

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

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

Accounting standards issued but not yet adopted

In December 2023, the Financial Accounting Standards Board, or FASB, issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for annual periods beginning after December 15, 2024, and should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. This standard will have no impact on the Group’s consolidated financial statements. The Company is currently evaluating the impact to its income tax disclosures.

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

3. Revenue

Revenue from collaboration agreements for the three and six months ended June 30, 2025, predominately related to the research collaboration agreement the Group entered into with AstraZeneca in March 2020.

Revenue for the three months ended June 30, 2025 was reflective of $0.2 million of total revenue from contracts with customers (three months ended June 30, 2024: $0.8 million). There was no royalty income for the three months ended June 30, 2025 or 2024.

Revenue for the six months ended June 30, 2025 was reflective of $0.4 million of total revenue from contracts with customers (six months ended June 30, 2024: $16.5 million) and no royalty income (six months ended June 30, 2024: $0.1 million). Disaggregation of revenue from contracts with customers is as follows:

	Three months ended June 30,			Six months ended June 30,
	2025		2024	2025		2024
	$000s		$000s	$000s		$000s
Revenue from Contracts with Customers
Research collaboration - Mallinckrodt plc	-		-	-		578
Research collaboration - AstraZeneca	224		348	366		15,046
Research collaboration - Hansoh	-		408	-		688
Research collaboration - total	224		756	366		16,312
Royalties	-	`	-	-	`	143
Total revenue from contracts with customers	224		756	366		16,455

Under its collaboration agreement with AstraZeneca, the Group received an upfront cash payment of $20 million in 2020 with a further payment of $40 million received in May 2021. The Group is also eligible to receive specified development and commercial milestone payments as well as tiered royalties on net sales, if any. The Group recognizes the upfront payment and milestone payments over time, in accordance with ASC 606. During the six months ended June 30, 2025, the Group achieved no milestone payments from the collaboration agreement with AstraZeneca (six months ended June 30, 2024: $10.0 million). During the six months ended June 30, 2025, the Group recognized a total of $0.4 million in revenue under its collaboration agreement with AstraZeneca (six months ended June 30, 2024: $15.0 million).

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

4. Segment reporting

The chief operating decision maker, or CODM, reviews consolidated net loss for the period when assessing the Group’s performance, allocating resources and establishing management’s compensation. In addition to consolidated net loss, the CODM receives discrete information for revenue by major customer and geographic location. Consolidated net loss is used to monitor budget versus actual results and is reviewed against the Group’s peers and competitors as benchmarking. The Group operates as one reportable segment in the specific technology field of RNA therapeutics.

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

The measure of segment assets is reported on the balance sheet as total consolidated assets.

The table below provides segment information about the Group:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	$000s	$000s	$000s	$000s
Revenue	224	756	366	16,455
Less:
Cost of sales	(85)	(3,333)	(139)	(6,133)
Contracted development costs (a)	(12,232)	(7,771)	(26,905)	(14,074)
Personnel research and development costs (b)	(4,479)	(5,138)	(10,035)	(10,055)
Other R&D costs (c)	(936)	(893)	(1,520)	(1,518)
General & administrative expenses	(5,131)	(7,009)	(12,815)	(13,644)
Restructuring charges	(1,324)	—	(1,324)	—
Tax expense	(10)	(228)	(10)	(472)
Other segment items (d)	(3,381)	3,861	(3,502)	7,374
Consolidated net loss	(27,354)	(19,755)	(55,884)	(22,067)

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
(d)
The other segment items include foreign currency gain/(loss), net, benefit from R&D credit, and other income, net inclusive of bank interest receivable and accretion on U.S. treasury bills.

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

An analysis of the group’s assets and revenues by location is shown below:

	U.S.A.	U.K.	Germany	Total
	$000s	$000s	$000s	$000s
Non-current assets
As of December 31, 2024	-	4,103	11,166	15,269
As of June 30, 2025	-	4,320	12,360	16,680

Revenue analysis for the six months ended June 30, 2024
Research collaboration	-	16,312	-	16,312
Royalties	-	-	143	143
	-	16,312	143	16,455
				`
Revenue analysis for the six months ended June 30, 2025
Research collaboration	-	366	-	366
Royalties	-	-	-	-
	-	366	-	366

5. Loss per share (basic and diluted)

Basic net loss per share is computed by dividing net loss (the numerator) by the weighted average shares outstanding for the period (the denominator). Diluted net loss per share is computed by dividing net income by the weighted average shares outstanding during the period adjusted for the dilutive effects of the exercise of the stock options. In periods when losses from continuing operations are reported, the weighted-average shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The computation of net loss per share for the three and six months ended June 30, 2025 and 2024, respectively was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	$000s	$000s	$000s	$000s
Net loss	(27,354)	(19,755)	(55,884)	(22,067)
Weighted-average shares outstanding (basic and diluted)	141,696,047	140,208,929	141,687,438	136,045,022
Net loss per share (basic and diluted)	$(0.19)	$(0.14)	$(0.39)	$(0.16)

The options outstanding at June 30, 2025 and 2024 were considered to be anti-dilutive as the Group is loss-making.

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

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

The following table presents the changes in the carrying amount of goodwill:

	2025	2024
	$000s	$000s
Balance at January 1	9,392	9,981
Translation adjustment	1,225	(589)
Balance at period-end	10,617	9,392

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

Contract liabilities comprise entirely of advance consideration received from customers (deferred revenue) in respect of the AstraZeneca collaboration as of June 30, 2025. The current contract liabilities represent the amount of estimated revenue to be reported in the next 12 months related to amounts invoiced to its partners, while the non-current portion represents everything beyond 12 months. Current and non-current contract liabilities include future revenue from collaboration recharged expenses, upfront payments, and milestones achieved to June 30, 2025.

	June 30, 2025	December 31, 2024
	$000s	$000s
Contract liabilities:
Current	457	306
Non-current	56,310	51,790
Total contract liabilities at period end	56,767	52,096

Contract liabilities:
At January 1, 2024	81,572
Foreign exchange impact	(691)
Additions during period	14,328
Revenue unwound during period	(43,113)
At December 31, 2024	52,096

Contract liabilities:
At January 1, 2025	52,096
Foreign exchange impact	4,885
Additions during period	152
Revenue unwound during period	(366)
At June 30, 2025	56,767

8. Benefit from R&D credit

An additional $2.4 million was recognized in respect of research and development tax credits in the three months ended June 30, 2025 (three months ended June 30, 2024: $2.7 million).

An additional $5.1 million was recognized in respect of research and development tax credits in the six months ended June 30, 2025 (six months ended June 30, 2024: $5.2 million).

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

The current assets at June 30, 2025, was $20.0 million, comprised of $5.1 million in respect of research and development activities for the six months ended June 30, 2025, and $14.9 million in respect of the year ended December 31, 2024. In the six months ended, June 30, 2025, the Group received $11.0 million related to the receipt of the 2023 claim for past research and development tax credits.

9. Shareholders’ equity

	June 30, 2025	December 31, 2024
Authorized, allotted, called up and fully paid ordinary shares, par value £0.05	10,290	10,288
	Number	Number
Number of shares in issue	141,701,848	141,674,074
Number of ADSs in issue	47,233,949	47,224,691

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

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

Details of the shares issued during the current six months and prior year are as follows:

Number of shares in issue at January 1, 2024	118,846,966
Number of ADSs in issue at January 1, 2024	39,615,655
Shares issued during the year	21,418,665
Options exercised at $0.20/ADS or $0.07/ordinary share	252,540
Options exercised at $2.40/ADS or $0.80/ordinary share	268,791
Options exercised at $4.23/ADS or $1.41/ordinary share	12,000
Options exercised at $4.24/ADS or $1.41/ordinary share	9,999
Options exercised at $5.81/ADS or $1.94/ordinary share	375
Options exercised at $7.32/ADS or $2.44/ordinary share	30,000
Options exercised at $7.60/ADS or $2.53/ordinary share	584,316
Options exercised at $8.20/ADS or $2.73/ordinary share	49,998
Options exercised at $9.98/ADS or $3.33/ordinary share	222
Options exercised at $10.68/ADS or $3.56/ordinary share	10,500
Options exercised at $12.81/ADS or $4.27/ordinary share	1,500
Options exercised at $12.94/ADS or $4.31/ordinary share	2,841
Options exercised at $13.80/ADS or $4.60/ordinary share	3,708
Options exercised at $15.38/ADS or $5.13/ordinary share	126,144
Options exercised at $16.64/ADS or $5.55/ordinary share	1,248
Options exercised at $19.50/ADS or $6.50/ordinary share	780
Options exercised at $20.41/ADS or $6.80/ordinary share	10,500
Options exercised at $22.01/ADS or $7.34/ordinary share	37,545
Options exercised at $23.60/ADS or $7.87/ordinary share	5,436
Number of shares in issue at December 31, 2024	141,674,074
Number of equivalent ADSs in issue at December 31, 2024	47,224,691

Number of shares in issue at January 1, 2025	141,674,074
Number of ADSs in issue at January 1, 2025	47,224,691
Options exercised at $0.20/ADS or $0.07/ordinary share	17,775
Options exercised at $4.23/ADS or $1.41/ordinary share	9,999
Number of shares in issue at June 30, 2025	141,701,848
Number of equivalent ADSs in issue at June 30, 2025	47,233,949

The Group has outstanding ADSs and each ADS represents three ordinary shares.

10. Equity-settled share-based compensation

The Group has issued share options under the 2023 Equity Incentive Plan, or 2023 Plan, 2018 Long Term Incentive Plan, or LTIP, 2018 Non-Employee Long Term Inventive Plan, or Non-Employee LTIP, and individual share option contracts, each of which is open to all employees of the Group. Under the 2023 Plan, the LTIP, Non-Employee LTIP, individual contracts and schemes available, the options typically vest after three years, with the exception of some options granted to certain members of key management personnel. The vesting period for these options ranges from 3 to 33 months. The vested options usually lapse less than one year following the employee leaving the Group.

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

	Number of ADSs	Weighted Average Exercise price
		$
Options
Outstanding at January 1, 2025	5,818,463
Granted during the period	1,580,285
Lapsed or forfeited during the period	(363,643)
Exercised during the period	(9,258)
Outstanding at June 30, 2025	7,025,847	$14.17
Exercisable at the period-end	3,714,364

The table above shows the number of options in relation to ordinary shares and equivalent ADSs outstanding and exercisable at period end, on the conversion ratio of three ordinary share options to one ADS.

11. Capital commitments and contingent liabilities

There were no capital commitments at June 30, 2025 or 2024.

12. Restructuring charges

During the three months ended June 30, 2025, the Group initiated a non-recurring reduction in workforce which resulted in total restructuring charges of $1.3 million. The charges consist of severance costs for terminated employees. The remaining accrual at June 30, 2025 was $0.9 million.

13. Related party transactions

None.

14. Subsequent events

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

Overview

We are a biotechnology company focused on discovering and developing novel molecules incorporating short interfering ribonucleic acid, or siRNA, to inhibit the expression of specific target genes thought to play a role in the pathology of diseases with significant unmet medical need. Our siRNA molecules are designed to harness the body’s natural mechanism of RNA interference, or RNAi, by specifically binding to and degrading messenger RNA, or mRNA, molecules that encode specific targeted disease-associated proteins in a cell. By degrading the message that encodes the disease-associated protein, the production of that protein is reduced, and its level of activity is lowered. In the field of RNAi therapeutics, this reduction of disease-associated protein production and activity is referred to as “gene silencing.” Our proprietary mRNAi GOLD™ (GalNAc Oligonucleotide Discovery) platform consists of siRNA product candidates designed to precisely target and ‘silence’ specific disease-associated genes in the liver. Using our mRNAi GOLD platform, we have generated siRNA product candidates both for our internal development pipeline as well as for out-licensed programs with third-party collaborators. Our wholly owned pipeline is currently focused on three therapeutic areas of high unmet need: cardiovascular disease, hematology and rare diseases.

Divesiran (SLN124) is our wholly owned siRNA product candidate that works by temporarily silencing TMPRSS6 expression in the liver. TMPRSS6 is a negative regulator of hepcidin, the body's master regulator of iron metabolism, including its absorption, distribution and storage. Divesiran has shown promising pre-clinical potential in several hematological disorders and is a potentially first-in-class siRNA in Phase 2 development for polycythemia vera, or PV. PV is a rare, myeloproliferative neoplasm – a type of blood cancer – characterized by the excessive production of red blood cells, often resulting in elevated hematocrit, or HCT, levels. Elevated HCT, defined as 45% or higher, is associated with a four-times higher rate of death from cardiovascular or thrombotic events. PV is associated with a range of burdensome symptoms, including fatigue, cognitive disturbance and pruritus. Longer term, PV may also progress to myelofibrosis and acute myeloid leukemia. The aim of PV treatment is to maintain HCT less than 45%, a level that is associated with a reduced incidence of thrombosis and cardiovascular-associated death. The current standard of care includes repeated phlebotomies to reduce HCT and/or cytoreductive agents to reduce red blood cell production. There are currently no approved therapies that specifically target red blood cells and HCT. By silencing TMPRSS6 in people living with PV, divesiran aims to increase hepcidin levels and redirect iron delivery away from the bone marrow, lowering red blood cell production and potentially reducing the high red blood cell count. In the SANRECO Phase 1 clinical trial of divesiran in PV patients, divesiran lowered and maintained durable control of HCT and essentially eliminated the need for phlebotomies in phlebotomy-dependent PV patients. Importantly, divesiran was well tolerated with no dose-limiting toxicities. The SANRECO Phase 2 clinical trial is ongoing and remains on track to complete enrollment by year-end 2025. The U.S. Food and Drug Administration, or FDA, has granted divesiran Fast Track and orphan drug designations for PV. In December 2024, the European Commission, or EC, granted divesiran orphan drug designation for PV in Europe.

Zerlasiran (SLN360) is our wholly owned siRNA product candidate that works by temporarily silencing LPA expression in the liver to lower the body's production of apolipoprotein(a), a key component of lipoprotein(a), or Lp(a). High Lp(a), defined as 125nmol/L or higher, is a genetically determined cardiovascular risk factor affecting at least 20% of the world’s population and is associated with a high risk of heart attack, stroke and aortic stenosis. Unlike low-density lipoprotein, or LDL, Lp(a) levels are predominantly genetically determined, typically by age five, and unaffected by diet or lifestyle. There are currently no approved medicines that selectively lower Lp(a). A recent U.S.

based registry study in over 16,000 individuals showed that there is substantial risk of major cardiovascular events in individuals with elevated levels below the current accepted risk threshold of 125 nmol/L. Guidelines from the European Atherosclerosis Society and Canadian Cardiovascular Society suggest at least one test in an adult lifetime. The American College of Cardiology, or ACC, and American Heart Association, or AHA, recommend testing for those with a family history of premature atherosclerotic cardiovascular disease, or ASCVD, or personal history of ASCVD. In Phase 1 and Phase 2 clinical trials, zerlasiran substantially lowered Lp(a) levels in ASCVD patients with persisting effects following infrequent dosing. Importantly, zerlasiran was well tolerated with no major safety concerns. During the fourth quarter of 2024, we received positive regulatory feedback from the FDA and European Medicines Agency, or EMA, on the Phase 3 cardiovascular, or CV, outcomes study design for zerlasiran in patients with high Lp(a). We are engaged in global partnership discussions to seek a third-party partner for potential Phase 3 development of zerlasiran as well as potential future commercialization activities.

In addition to our wholly owned clinical pipeline, we have a third siRNA product candidate from our mRNAi GOLD platform in Phase 1 development in an undisclosed indication through our collaboration with AstraZeneca. We are committed to maximizing our mRNAi GOLD platform by advancing a pipeline of both wholly owned and partnered programs. Beyond the liver, we are focused on progressing our extra-hepatic programs based on initial clinical feedback.

Second Quarter 2025 Business Developments

•
In June 2025, we exceeded 50% enrollment in the SANRECO Phase 2 trial of divesiran in PV patients and remain on track to complete enrollment of the trial by year-end 2025.
•
In June 2025, we presented updated Phase 1 data from the SANRECO PV study at the European Hematology Association (EHA) 2025 Annual Meeting in Milan, Italy. The results of the data shared included analysis of 21 phlebotomy-dependent PV patients with a combined history of 79 phlebotomies prior to dosing. Following divesiran treatment, therapeutic phlebotomies were essentially eliminated and mean HCT levels were lowered and maintained to less than or equal to 45% for all cohorts regardless of baseline levels.
•
We have completed core Phase 3 readiness activities for our zerlasiran program, including manufacturing and supply scale-up. We continue to be in dialogues with potential third-party partners for Phase 3 development of zerlasiran as well as potential future commercialization activities.
•
We have advanced extra-hepatic cell targeting of siRNA where we are seeing promising initial preclinical activity in mice models. As a result, we are prioritizing our extra-hepatic activities and have decided to pause initiating a Phase 1 study of SLN548, our wholly owned siRNA for complement-mediated diseases.
•
A Phase 1 trial of our siRNA product candidate, SLN312, which is licensed to AstraZeneca, is ongoing.

Collaborations

AstraZeneca

In March 2020, we entered into a collaboration agreement with AstraZeneca, or the AstraZeneca Collaboration, to discover, develop and commercialize siRNA therapeutics for the treatment of cardiovascular, renal, metabolic and respiratory diseases. Under the AstraZeneca Collaboration, AstraZeneca made an upfront cash payment to us of $20.0 million in May 2020. AstraZeneca made an additional unconditional cash payment to us of $40.0 million, which was received in May 2021. In March 2020, an affiliate of AstraZeneca also subscribed for 4,276,580 new ordinary shares for an aggregate subscription price of $20.0 million.

The AstraZeneca Collaboration covers five targets initially, with AstraZeneca having the option to extend the collaboration to a further five targets. AstraZeneca has agreed to pay us $10.0 million upon the exercise of each option to collaborate on an additional target. In May 2023, AstraZeneca nominated the first product candidate under the AstraZeneca Collaboration, triggering a $10 million option fee to us to advance development on an undisclosed program. In February 2024, AstraZeneca initiated a Phase 1 clinical trial for this undisclosed program which triggered another $10 million milestone payment to us. In March 2024, we completed our obligations for the second product candidate under the AstraZeneca Collaboration. For each target selected, we will be eligible to receive up to $140.0 million in potential milestone payments upon the achievement of milestones relating to the initiation of specified clinical trials, the acceptance of specified regulatory filings and the first commercial sale in specified jurisdictions. For each target selected, we will also be eligible to receive up to $250.0 million in potential commercial milestone payments, upon the achievement of specified annual net sales levels, as well as tiered royalties as a percentage of net sales ranging from the high single digits to the low double digits.

Mallinckrodt

In July 2019, we entered into a collaboration agreement with Mallinckrodt, or the Mallinckrodt Collaboration, to develop and commercialize RNAi drug targets designed to silence the complement cascade in complement-mediated disorders. In connection with the Mallinckrodt Collaboration, Mallinckrodt made an upfront cash payment to us of $20.0 million. Under a separate subscription agreement, Cache Holdings Limited, a wholly owned subsidiary of Mallinckrodt, concurrently subscribed for 5,062,167 new ordinary shares for an aggregate subscription price of $5.0 million. Under the Mallinckrodt Collaboration, we granted Mallinckrodt an exclusive worldwide license to our C3 targeting program, SLN501, with options to license two additional undisclosed complement-mediated disease targets from us. In July 2020, Mallinckrodt exercised options on the two additional complement targets.

In March 2023, we reacquired exclusive worldwide rights from Mallinckrodt to the two undisclosed preclinical complement targets. Under the terms of the modified agreement, we did not make any upfront payment to get the two assets back and will potentially pay future success-based milestones and low single digit royalties on net sales if the projects advance. SLN501, the C3 targeting program, remained under the original collaboration agreement. In March 2024, Mallinckrodt notified us that they will not pursue further development of SLN501 following the completion of the Phase 1 clinical trial. This completion also concludes all required development activities and commitments under the Mallinckrodt Collaboration.

Hansoh

In October 2021, we announced a collaboration agreement with Hansoh, or the Hansoh Collaboration, one of the leading biopharmaceutical companies in China, to develop siRNAs for three undisclosed targets leveraging our proprietary mRNAi GOLD™ platform. Under the terms of the Hansoh Collaboration, Hansoh had the exclusive option to license rights to the first two targets in Greater China, Hong Kong, Macau and Taiwan following the completion of Phase 1 trials. We retained exclusive rights for those two targets in all other territories. We were responsible for all activities up to option exercise and will retain responsibility for development outside the China region post Phase 1 trials. Hansoh also had the exclusive option to license global rights to a third target at the point of Investigational New Drug filing. Hansoh was responsible for all development activities post option exercise for the third target. Hansoh made a $16 million upfront payment to us in December 2021. We achieved our first $2 million research milestone payment in the Hansoh collaboration in April 2022. In 2023, we achieved two additional preclinical milestones and received $4 million from the Hansoh Collaboration. In 2024, we achieved an additional preclinical milestone of $2.0 million from the Hansoh Collaboration. In December 2024, Hansoh notified us that it will not pursue further development under the Hansoh Collaboration. This represented the conclusion of all required development activities and commitments under the terms of the Hansoh Collaboration and we will retain exclusive rights globally for all three targets.

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

In March 2024, Mallinckrodt notified us that they will not pursue further development of the SLN501 program following the completion of the Phase 1 clinical trial. The completion of the Phase 1 clinical trial also represented the conclusion of all required development activities and commitments under the terms of the Mallinckrodt Collaboration. During the six months ended June 30, 2025, we did not recognize revenue under the Mallinckrodt Collaboration (six months ended June 30, 2024: $0.7 million).

Under the AstraZeneca Collaboration , we received an upfront cash payment of $20.0 million and an additional payment of $40.0 million in May 2021. We are also eligible to receive specified development and commercial milestone payments as well as tiered royalties on net sales, if any. We recognize the upfront payment and milestone payments over time. During the six months ended June 30, 2025, we recognized a total of $0.4 million in revenue under the AstraZeneca Collaboration (six months ended June 30, 2024: $15.0 million).

Under the Hansoh Collaboration, we received an upfront cash payment of approximately $16.0 million (net of taxes based on the exchange rate at the payment date) in December 2021. In December 2024, Hansoh notified us that it will not pursue further development under the Hansoh Collaboration. This represented the conclusion of all required development activities and commitments under the terms of the Hansoh Collaboration. During the six months ended June 30, 2025, we did not recognize revenue under the Hansoh Collaboration (six months ended June 30, 2024: $0.6 million).

In December 2018, we entered into a settlement and license agreement with Alnylam Pharmaceuticals Inc., or Alnylam, pursuant to which we settled outstanding patent litigation with Alnylam related to its RNAi product ONPATTRO. As part of the settlement, we license specified patents to Alnylam, and Alnylam pays us a tiered royalty of up to one percent of net sales of ONPATTRO in the European Union. We were eligible to receive these royalties until December 2023. We invoice Alnylam quarterly in arrears based on sales data for that quarter as reported to us by Alnylam. Royalty revenue is recognized based on the level of sales when the related sales occur. During the six months ended June 30, 2025, we did not recognized any royalty income from Alnylam (six months ended June 30, 2024: $0.1 million).

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
•
costs associated with establishing patent rights for intellectual property; and
•
depreciation of capital assets used for research and development activities.

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

Restructuring Charges

We have incurred non-recurring restructuring charges associated with a reduction in force during the three month period ended June 30, 2025.

Foreign Currency Gain (loss), net

Foreign exchange gains and losses primarily relate to cash and short-term investments held in foreign currencies (primarily USD and Euros).

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

Unsurrendered U.K. tax losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to $6.5 million (£5.0 million) plus an incremental 50% of U.K. taxable profits. After accounting for tax credits receivable, we had accumulated tax losses for carry forward in the United Kingdom of $214.7 million as of June 30, 2025 ($203.6 million as of June 30, 2024). However, in the event of a change in ownership of a U.K. company, certain provisions may apply to restrict the utilization of carried forward tax losses in future periods. These provisions apply where there is a major change in the nature or conduct of a trade in connection with the change in ownership. For the avoidance of doubt, we do not recognize a deferred tax asset in respect of the accumulated tax losses. In addition to our accumulated tax losses in the United Kingdom, we also had $52.6 million of accumulated tax losses as of June 30, 2025 ($51.2 million as of June 30, 2024), related to our operations in Germany for corporate income taxes. We also had $50.9 million of accumulated losses related to trade taxes in our German entity ($49.7 million as of June 30, 2024). We had a foreign tax expense in Germany of nil for the six months ended June 30, 2025 (six months ended June 30, 2024: $0.3 million). Tax losses in the United States were negligible.

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

Comparison of the three months and six months ended June 30, 2025, and 2024

The following table summarizes the results of our operations for the three months and six months ended June 30, 2025, and 2024 (in thousands).

	Three months ended	Three months ended		Six months ended	Six months ended
	June 30, 2025	June 30, 2024		June 30, 2025	June 30, 2024
	$000s	$000s	Change	$000s	$000s	Change
Revenue	$224	756	(532)	366	16,455	(16,089)
Cost of sales	(85)	(3,333)	3,248	(139)	(6,133)	5,994
Gross profit	139	(2,577)	2,716	227	10,322	(10,095)
Research and development costs	(17,647)	(13,802)	(3,845)	(38,460)	(25,647)	(12,813)
General and administrative expenses	(5,131)	(7,009)	1,878	(12,815)	(13,644)	829
Restructuring charges	(1,324)	-	(1,324)	(1,324)	-	(1,324)
Operating loss	(23,963)	(23,388)	(575)	(52,372)	(28,969)	(23,403)
Foreign currency gain/loss, net	(6,613)	(222)	(6,391)	(10,382)	129	(10,511)
Other income, net	861	1,351	(490)	1,830	2,017	(187)
Benefit from R&D credit	2,371	2,732	(361)	5,050	5,228	(178)
Loss for the period before taxation	(27,344)	(19,527)	(7,817)	(55,874)	(21,595)	(34,279)
Taxation	(10)	(228)	218	(10)	(472)	462
Loss for the period after taxation	$(27,354)	(19,755)	(7,599)	(55,884)	(22,067)	(33,817)
Loss per ordinary share (basic and diluted)	$(0.19)	(0.14)		(0.39)	(0.16)

Revenue

Revenue for the three months ended June 30, 2025 was $0.2 million, reflecting a decrease of $0.5 million as compared to the same period in 2024. This change was mainly due to the lessened work under the Hansoh Collaboration as we have concluded all required development activities and commitments under the terms of the Hansoh Collaboration in 2024.

Revenue for the six months ended June 30, 2025 was $0.4 million, reflecting a decrease of $16.1 million from the same period in 2024. This change was mainly due to an impact of the revenue from the AstraZeneca Collaboration, which decreased by $14.7 million as we did not achieve any milestones during the period under the terms of the AstraZeneca Collaboration. This difference was mainly due to the fact that there were no similar milestones in 2025.

Cost of sales

Cost of sales decreased $3.2 million for the three months ended June 30, 2025, as compared to the same period in 2024. The change was due to activity associated with our collaboration agreements, which fluctuates based on the timing of activities and project progression.

Cost of sales decreased $6.0 million for the six months ended June 30, 2025, as compared to the same period in 2024. The change was due to activity associated with our collaboration agreements, which fluctuates based on the timing of activities and project progression.

Research and development costs

The following table summarizes our research and development costs for the three and six months ended June 30, 2025 and 2024, based on their classification (in thousands).

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	$000s	$000s	$000s	$000s
Research and development costs
Contracted development costs	12,232	7,771	26,905	14,074
Personnel costs	4,479	5,138	10,035	10,055
Other costs	936	893	1,520	1,518
Total	17,647	13,802	38,460	25,647

Research and development costs increased by $3.8 million for the three months ended June 30, 2025, and $12.8 million for the six months ended June 30, 2025, as compared to the same periods in 2024. This was largely due to advancement of our proprietary programs; primarily the Phase 2 clinical trial for diversiran and an increase in contract manufacturing activities related to our zerlasiran Phase 3 readiness.

General and administrative expense

General and administrative expenses decreased by $1.9 million for the three months ended June 30, 2025, and $0.8 million for the six months ended June 30, 2025, as compared to the same periods in 2024. This was mainly due to a reduction in reporting and compliance requirements as we no longer expected to be a large accelerated filer in 2026. This was also due to an effort to reduce administrative costs in connection with our restructuring.

Restructuring charges

We have incurred non-recurring restructuring charges associated with a limited reduction in force, which took place during the three months ended June 30, 2025.

Foreign currency gain (loss), net

Net foreign exchange gains and losses result primarily from foreign currency (USD and EUR) denominated bank accounts. The foreign exchange losses in the current year were primarily due to remeasurement of U.S. treasury bills held in USD to the related functional currency.

Other Income (expenses), net

Other income primarily relates to accretion from U.S. treasury bills and interest on cash accounts.

Benefit from R&D credit

Benefit from R&D tax credit relates to U.K. research and development tax credits.

Taxation

Taxation expense relates to foreign taxation expenses.

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

As of June 30, 2025, we had cash, cash equivalents, and short-term investments of $114.2 million. We believe that our cash, cash equivalents, and treasury instruments will be sufficient to fund our anticipated operating and capital expenditure requirements into 2028, which includes receipt of anticipated milestones from collaboration agreements in the aggregate amount of $20 million in the next three years.

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

Cash Flows

The following table summarizes the results of our cash flows for the six months ended June 30, 2025 and 2024.

	Six months ended
	June 30, 2025	June 30, 2024
	$000s	$000s
Net cash (outflow) from operating activities	(34,093)	(14,552)
Net cash (outflow) from investing activities	(45,943)	(49,951)
Net cash inflow from financing activities	15	134,213
(Decrease) increase in cash and cash equivalents	(80,021)	69,710

Operating activities

Net cash outflow from operating activities increased by $19.5 million for the six months ended June 30, 2025, compared with the prior period, mainly due to a reduction in milestones from our collaboration agreements. In the six months ended June 30, 2024, we received a $10 million milestone payment pursuant to the terms of the AstraZeneca Collaboration. This remainder was due to an increase in expenditures related to contracted development costs associated with our clinical studies.

Investing activities

Net cash outflow from investing activities relates to purchases of U.S. treasury bills offset by redemptions for the six months ended June 30, 2025.

Financing activities

In 2024, we raised aggregate gross proceeds from the Private Placement of $120 million before deducting $7.7 million in placement agent fees and other expenses. The remainder of the inflow was due to proceeds from sales under our at-the-market facility. There were no related financing activities in 2025.

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

Contractual Obligations and Commitments

The following table summarizes our contractual commitments and obligations as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
	$000s	$000s
Lease liability - Non-current	-	-
Lease liability - Current	-	117
Total lease liability	-	117

The lease liability recognized on the balance sheet comprises our London office. Our balance sheet also reflects two short-term leases in Berlin, Germany and a lease in New Jersey, United States, neither of which is included in the "lease liability" line of the table above. Both leases in Berlin are on a rolling contract basis with either party being able to end the lease with a cancellation notice period of 11.5 months, while the leases in the United States are on a rolling contract basis with a notice period of three months, thus allowing exemption using the practical expedient.

At June 30, 2025, we had a gross commitment on our office rental in Berlin, Germany and in the United States equal to an aggregate of $0.6 million in the next year. No amounts are payable after more than one year.

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

Critical Accounting Estimates

Revenue Recognition under Collaboration Agreements

During the six months ended June 30, 2025, a significant portion of our revenue from collaboration agreements was derived from the AstraZeneca Collaboration (six months ended June 30, 2024, revenue was from our collaborations with Mallinckrodt, AstraZeneca, and Hansoh).

Mallinckrodt obtained an exclusive worldwide license for three RNAi programs, AstraZeneca obtained an exclusive worldwide license for up to ten RNAi targets and Hansoh obtained an exclusive option to license up to two targets in Greater China, Hong Kong, Macau and Taiwan and a third target worldwide.

We have out-licensed the rights to some of our intellectual property associated with our siRNA stabilization chemistry technology to AstraZeneca in the context of a Research Collaboration, Option and License Agreement dated March 24, 2020, under which we and AstraZeneca will collaborate to discover, develop and commercialize siRNA therapeutics for the treatment of cardiovascular, renal, metabolic and respiratory diseases. AstraZeneca made an upfront cash payment of $60 million, of which $20 million was paid in May 2020 and the remaining $40 million was paid in May 2021. The upfront payment has been allocated evenly between the ten targets on the basis of a benchmarking exercise that took into account the standalone selling price per target, of similar precedent transactions that had been publicly announced by comparable companies. Subsequent milestones are allocated to the target to which they are related. The upfront and milestone payments will be recognized as revenue as the services are provided. We anticipate initiating work on up to five targets in the early stages of the collaboration, with AstraZeneca having the option to extend the collaboration to a further five targets. Under the collaboration, utilizing our technology, we are responsible for designing siRNA molecules against gene targets selected by AstraZeneca, and for manufacturing of material to support GLP toxicology studies and phase 1 clinical trials. We and AstraZeneca will collaborate during the discovery phase, and AstraZeneca will lead clinical development and commercialization of molecules arising from the collaboration. For each target selected under the collaboration, we will be eligible to receive up to $140 million in milestone payments upon the achievement of milestones relating to the initiation of specified clinical trials, the acceptance of specified regulatory filings and the first commercial sale in specified jurisdictions. AstraZeneca has the right to terminate the agreement in its entirety or on a target-by-target basis, for any reason upon specified prior written notice to us. We may terminate the agreement on a target-by-target basis in the event that AstraZeneca begins a legal or administrative proceeding challenging the patentability, validity, ownership or enforceability of our patents. Either party may terminate the agreement on a target-by-target basis upon a material breach by the other party that is not cured within a specified period after receiving written notice, or in its entirety upon giving written notice following the other party’s bankruptcy, insolvency or similar instance. The license of the intellectual property and the R&D services are not distinct, as AstraZeneca cannot benefit from the intellectual property absent the R&D services, as those R&D services are used to discover and develop a drug candidate and to enhance the value in the underlying intellectual property, which could not be performed by another party, indicating that the two are highly interrelated. On this basis, we have concluded that there is a single performance obligation covering both the R&D services and the license of the intellectual property in respect of each target (i.e., one for the initial target and one for each additional optioned complement-mediated disease target). We recognize revenue over the duration of the contract based on an input method based on percentage of cost incurred.

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

For the six months ended June 30, 2025 and 2024, we determined actual costs and forecast costs for the remainder of the contract. We calculated total contract costs across the contract term, including costs that will be reimbursed to us, and costs incurred to date as a percentage of total contract costs. We multiplied this percentage by the consideration deemed highly probable of not having a significant reversal, calculating the cumulative revenue to be recognized. When variable consideration increases due to a further milestone becoming highly probable that a significant reversal of revenue will not occur, a catch-up in revenue is recorded to reflect efforts already expended by us up to that point.

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

Currency Risk

The condensed consolidated financial statements are presented in U.S. dollars. The individual financial statements of each Group entity are prepared in the currency of the primary economic environment in which the entity operates (its functional currency). Our transactions are commonly denominated in U.K pounds sterling; however, we receive payments under our collaboration agreements in U.S. dollars, and we incur a portion of our expenses in other currencies, primarily Euros, and are exposed to the effects of these exchange rates. We seek to minimize this exposure by maintaining currency cash balances at levels appropriate to meet foreseeable short to mid-term expenses in these other currencies. Where significant foreign currency cash receipts are expected, we consider the use of forward exchange contracts to manage our exchange rate exposure.

Interest Rate Risk

As of June 30, 2025, we had cash and cash equivalents and short-term investments of $114.2 million. Our exposure to interest rate sensitivity is impacted primarily by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash and cash equivalents are invested in interest-bearing savings accounts and certificates of deposit from time to time. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Outside the United States, an increasing number of laws, regulations, guidance and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or U.K. GDPR, or collectively, GDPR, impose strict requirements for processing personal data (including health data). Under GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom have significantly restricted the transfer of personal data to third countries, including the United States, whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law (e.g., the EEA Standard Contractual Clauses, the United Kingdom’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the United Kingdom’s extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework)), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in transactions or agreements with certain third parties in the future.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018, or CCPA, requires covered companies to provide disclosures to California residents, including consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for statutory fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA may impact (possibly significantly) our business activities, should we become subject to the CCPA in the future. Numerous other U.S. states have also enacted comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While many of these state laws, like the CCPA, exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. Failure to comply with federal and state laws in the United States regarding privacy and security of personal data could further expose us to penalties under privacy and data protection laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business.

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

In the United States, there have been, and continue to be, legislative and regulatory developments regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, require direct price negotiations for certain high-expenditure, single-source prescription drugs and biologics covered by the Medicare program, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act,” or OBBBA, was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to Affordable Care Act, or ACA, marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. In addition, there have been actions and proposals from the Trump administration that include: reducing agency workforce and cutting programs; directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; imposing tariffs on imported pharmaceutical products; and directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. While any proposed measures will require authorization through additional legislation to become effective, Congress and the current administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or successfully commercialize our drugs.

In addition, the policies of the FDA, the competent authorities of the EU Member States, the EMA, the European Commission and other comparable regulatory authorities responsible for clinical trials may change and additional government regulations may be enacted. Clarification on whether UK-US and US-EU trade agreements include tariffs on pharmaceuticals is uncertain due to the ongoing section 232 investigation into the sector. Several companies are exploring ways to reduce the impact of tariffs by relocating manufacturing facilities or restructuring supply chains. The EU Clinical Trials Regulation, or CTR, which became applicable on January 31, 2022 has led to added barriers for clinical trials, including regulatory complexity and an increasing administrative burden. The European Commission launched a strategy for European life Sciences on July 4, 2025 to ensure the EU remains an attractive place for life sciences, including for conduct of clinical trials, but there is concern from industry regarding the speed at which the recommendations made in the report can be implemented. From January 12, 2025 the Regulation (EU) 2021/2282 on health technology assessment will apply and the first Joint Clinical Assessments (JCA) will be performed to assess the relative clinical effectiveness of new innovative cancer therapies and cell and gene therapies approved by the EMA. In just three years, by January 13, 2028, these joint assessments will also be performed for all new Orphan Medicinal Products. The aim of this new procedure is to accelerate access of medicines to patients by having an inclusive procedure for health technology assessment and reduce duplication for national health technology authorities and industry. However there is concern that there are insufficient slots available for joint scientific advice during development. If advice is unavailable during development, there is a higher risk of data gaps and therefore delays in access for patients. The Council of the EU announced in June 2025 that negotiations with the European Parliament could begin on the biggest reforms to the EU laws on medicines in over 20 years, the European Council’s position is that the standard period of regulatory data protection would remain at eight years, but that the minimum length of market exclusivity after the expiry of such data protection would be reduced to one year from the current two years. The European Council, the European Parliament, and the European Commission have commenced negotiations, and the proposals could well evolve further before being finalized.

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

Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. The HTA Regulation has applied from January 12, 2025, although it will enter into force iteratively and initially apply to new active substances to treat cancer and to all advanced therapy medicinal products (ATMPs), it will then be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Selected high-risk medical devices will also be assessed under the HTA Regulation as of 2026. The HTA Regulation is intended to harmonize the clinical benefit assessment of HTA across the EU and permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA does not apply in the United Kingdom. However, MHRA is working with UK HTA bodies and other national organizations, such as the

Scottish Medicines Consortium the National Institute for Health and Care Excellence, or NICE, and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products, including, effective as of 31 March, 2025, relaunching the Innovative Licensing and Access Pathway with more predicable timelines and closer involvement of the National Health Service.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporation by Reference
Exhibit Number	Description	Schedule/ Form	File Number	Exhibit	Filing Date
3.1*	Amended and Restated Articles of Association
31.1*	Certification by the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SILENCE THERAPEUTICS PLC

Date:	August 7, 2025	By:	/s/ Craig Tooman
			Name	Craig Tooman
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2025	By:	/s/ Rhonda Hellums
			Name	Rhonda Hellums
			Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)