Form 10-Q
period 2025-09-30
Silence Therapeutics plc
filed 2025-11-06
CIK 1479615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-39487

Silence Therapeutics plc
(Exact name of registrant as specified in its charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Hammersmith Grove
London, United Kingdom	W6 7AP
(Address of principal executive offices)	(Zip Code)

+44 20 3457 6900
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depository Shares, each representing three ordinary shares, nominal value £0.05 per share	SLN	The Nasdaq Stock Market LLC
Ordinary Share, nominal value £0.05 per share*	*	The Nasdaq Stock Market LLC*

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

As of October 30, 2025, the registrant had 141,701,848 ordinary shares (including ordinary shares in the form of American Depositary Shares) outstanding, nominal value £0.05 per share.

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

i

TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION	Page

ITEM 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025, and 2024 Condensed Comprehensive Loss for the three and nine months ended September 30, 2025, and 2024	2
	Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2025, and 2024	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025, and 2024	5
	Notes to the Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	26
ITEM 4.	Controls and Procedures	27

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	28
ITEM 1A.	Risk Factors	28
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
ITEM 3.	Defaults Upon Senior Securities	32
ITEM 4.	Mine Safety Disclosures	32
ITEM 5.	Other Information	32
ITEM 6.	Exhibits	33
	Signatures	34

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Silence Therapeutics plc

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	Note	September 30, 2025	December 31, 2024
Current assets
Cash and cash equivalents		$82,031	$121,330
Short-term investments		20,161	26,004
R&D benefit receivable	8	22,152	24,396
Other current assets		9,260	14,664
Trade receivables		28	972
Total current assets		133,632	187,366
Property, plant and equipment		1,655	1,818
Operating lease right-of-use assets		192	157
Goodwill	6	10,612	9,392
Other intangible assets		300	312
Other long-term assets		399	3,590
Total assets		$146,790	$202,635

Current liabilities
Contract liabilities	7	$(301)	$(306)
Trade and other payables		(16,993)	(16,399)
Operating lease liabilities, current		(85)	(117)
Total current liabilities		(17,379)	(16,822)
Contract liabilities	7	(55,251)	(51,790)
Operating lease liabilities		(97)	—
Total liabilities		$(72,727)	$(68,612)
Commitments and contingencies (Note 11)

Shareholders’ equity
Ordinary shares - par value £0.05 per share; 141,701,848 shares issued at September 30, 2025 (December 31, 2024: 141,674,074)	9	(10,290)	(10,288)
Additional paid-in capital		(617,648)	(609,560)
Accumulated deficit		550,802	474,044
Accumulated other comprehensive loss		3,073	11,781
Total shareholders' equity		(74,063)	(134,023)

Total liabilities and shareholders' equity		$(146,790)	$(202,635)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

		Three months ended Sept 30,		Nine months ended Sept 30,
	Note	2025	2024	2025	2024
Revenue	3	$159	$1,498	$525	$17,953
Cost of sales		(64)	(3,639)	(203)	(9,772)
Gross profit		95	(2,141)	322	8,181
Research and development costs		(20,544)	(20,159)	(59,004)	(45,806)
General and administrative expenses		(5,795)	(7,697)	(18,610)	(21,342)
Restructuring charges		—	—	(1,324)	—
Operating loss		(26,244)	(29,997)	(78,616)	(58,967)
Foreign currency gain/(loss), net		1,934	(11,396)	(8,448)	(11,266)
Other income, net		770	1,412	2,600	3,430
Benefit from R&D credit	8	2,583	4,486	7,633	9,713
Loss before income tax expense		(20,957)	(35,495)	(76,831)	(57,090)
Income tax expense		(1)	(49)	(11)	(521)
Net Loss		$(20,958)	$(35,544)	$(76,842)	$(57,611)
Loss per share (basic and diluted)	5	$(0.15)	$(0.25)	$(0.54)	$(0.42)
Weighted average shares outstanding (basic and diluted)		141,701,848	141,198,163	141,692,294	137,775,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Condensed consolidated statements of comprehensive income (loss)

(Unaudited, in thousands)

	Three months ended Sept 30,		Nine months ended Sept 30,
	2025	2024	2025	2024
Net Loss	$(20,958)	$(35,544)	$(76,842)	$(57,611)
Other comprehensive (loss)/income:
Foreign exchange differences arising on consolidation of foreign operations (net of tax)	(1,669)	7,674	8,707	7,804
Total other comprehensive (loss)/income for the period	(1,669)	7,674	8,707	7,804
Total comprehensive loss for the period	$(22,627)	$(27,870)	$(68,135)	$(49,807)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited, in thousands, except share data)

		Ordinary Shares
	Note	Shares	Cost	Additional paid- in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity
At January 1, 2024		118,846,966	$8,847	$455,765	$(10,725)	$(431,894)	$21,993
Net loss		-	-	-	-	(2,312)	(2,312)
Foreign currency translation adjustments (net of tax)		-	-	-	$(57)	-	(57)
Recognition of share-based payments	10	-	-	4,118	-	-	4,118
Options exercised in the period	9/10	512,322	-	(992)	-	992	-
Proceeds from shares issued	9	20,368,665	1,316	131,704	-	-	133,020
At March 31, 2024		139,727,953	$10,163	$590,595	$(10,782)	$(433,214)	$156,762
Net loss		-	-	-	-	(19,755)	(19,755)
Foreign currency translation adjustments (net of tax)		-	-	-	$186	-	186
Recognition of share-based payments	10	-	-	4,141	-	-	4,141
Options exercised in the period	9/10	665,517	-	(1,410)	-	1,410	-
Proceeds from shares issued	9	-	42	1,151	-	-	1,193
At June 30, 2024		140,393,470	$10,205	$594,477	$(10,596)	$(451,559)	$142,527
Net loss		-	-	-	-	(35,544)	(35,544)
Foreign currency translation adjustments (net of tax)		-	-	-	7,674	-	7,674
Recognition of share-based payments	10	-	-	4,067	-	-	4,067
Options exercised in the period	9/10	201,018	-	(688)	-	688	-
Proceeds from shares issued	9	1,050,000	81	7,891	-	-	7,972
At September 30, 2024		141,644,488	$10,286	$605,747	$(2,922)	$(486,415)	$126,696

At January 1, 2025		141,674,074	$10,288	609,560	$(11,780)	$(474,045)	$134,023
Net loss		-	-	-	-	(28,530)	(28,530)
Foreign currency translation adjustments (net of tax)		-	-	-	3,696	-	3,696
Recognition of share-based payments	10	-	-	3,540	-	-	3,540
Options exercised in the period	9/10	16,776	-	(39)	-	39	-
Proceeds from shares issued		-	1	13	-	-	14
At March 31, 2025		141,690,850	$10,289	$613,074	$(8,084)	$(502,536)	$112,743
Net loss		-	-	-	-	(27,354)	(27,354)
Foreign currency translation adjustments (net of tax)		-	-	-	6,680	-	6,680
Recognition of share-based payments	10	-	-	2,085	-	-	2,085
Options exercised in the period	9/10	10,998	-	(46)	-	46	-
Proceeds from shares issued		-	1	-	-	-	1
At June 30, 2025		141,701,848	$10,290	$615,113	$(1,404)	$(529,844)	$94,155
Net loss		-	-	-	-	(20,958)	(20,958)
Foreign currency translation adjustments (net of tax)		-	-	-	(1,669)	-	(1,669)
Recognition of share-based payments	10	-	-	2,535	-	-	2,535
Options exercised in the period	9/10	-	-	-	-	-	-
Proceeds from shares issued		-	-	-	-	-	-
At September 30, 2025		141,701,848	$10,290	$617,648	$(3,073)	$(550,802)	$74,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine months ended Sept 30,
	2025	2024
Cash flow from operating activities
Net loss	$(76,842)	$(57,611)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	235	260
Amortization expense	207	193
Share-based compensation expense	8,160	12,326
Net foreign exchange impacts	10,792	9,965
Other income, net	(2,600)	(3,520)
Income tax expense	11	521
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	994	(293)
Decrease/(increase) in other current assets	7,757	(1,722)
Decrease in R&D benefit receivable	3,851	1,744
Decrease in other long-term assets	3,401	558
(Decrease)/increase in trade and other payables	(502)	2,187
Decrease in contract liabilities	(302)	(4,626)
Decrease in operating lease liabilities	(146)	(141)
Net cash provided by/(used in) operations	(44,984)	(40,159)
Cash flow from investing activities
Redemption of term deposits	98,036	24,856
Purchase of term deposits	(92,635)	(112,798)
Purchase of property, plant and equipment	(55)	(149)
Net cash provided by/(used in) investing activities	5,346	(88,091)
Cash flow from financing activities
Proceeds from issue of ordinary shares	15	142,185
Net cash provided by financing activities	15	142,185
(Decrease)/increase in cash and cash equivalents	(39,623)	13,935
Cash and cash equivalents at start of period	121,330	68,789
Effect of exchange rate fluctuations on cash and cash equivalents held	324	219
Cash and cash equivalents at end of period	$82,031	$82,943
Supplemental disclosures of cash flow information:
Tax paid	(630)	(326)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. General information

1.1. Nature of the business

Silence Therapeutics plc and its subsidiaries, or together, the Group or Company, are primarily involved in the discovery, delivery and development of RNA therapeutics. Silence Therapeutics plc, a public company limited by shares registered in England and Wales, with company number 02992058, is the Group’s ultimate parent company. The Company’s registered office is 27 Eastcastle Street, London, United Kingdom W1W 8DH and the principal place of business is 12 Hammersmith Grove, London, United Kingdom W6 7AP.

2. Summary of significant accounting policies

2.1. Basis of preparation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial reporting and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures required by U.S. GAAP for complete consolidated financial statements are not included herein. These interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission, or the SEC, on February 27, 2025. In the opinion of management, all adjustments considered necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

The Group previously prepared its consolidated financial statements in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board when the Group qualified as a foreign private issuer under the rules and regulations of the SEC. In connection with the loss of the Group’s status as a foreign private issuer, the Group is required to report with the SEC on domestic forms and comply with domestic company rules in the United States, including preparation of its financial statements in accordance with U.S. GAAP. The transition to U.S. GAAP was made retrospectively for all reported periods in this Quarterly Report on Form 10-Q.

2.2. Functional and reporting currency

The reporting currency of the condensed consolidated financial statements is U.S. Dollars, or USD or $. The functional currency of the Group’s subsidiaries reflects the economic environment of their respective operations. All amounts disclosed have been rounded to the nearest thousand, unless otherwise stated.

Due to the loss of the Group’s status as a foreign private issuer, effective January 1, 2025, the Group was required as a domestic filer to change its reporting currency of the condensed consolidated financial statements from British pound sterling, or GBP, to USD. The change in reporting currency was applied retrospectively. Condensed consolidated financial statements for all reported periods have been recast into USD and presented to the nearest thousand dollars.

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

2.5. Going concern

The Group has incurred recurring losses since inception, including net losses of $76.8 million for the nine months ended September 30, 2025. As of September 30, 2025, the Group had accumulated losses of $550.8 million and cash outflows from operating activities for the nine months ended September 30, 2025 was $45.0 million.

The Group expects to incur operating losses for the foreseeable future as it continues its research and development efforts, seeks to obtain regulatory approval of its product candidates and pursues any future product candidates the Group may develop.

To date, the Group has funded its operations through upfront payments and milestones from collaboration agreements, equity offerings and proceeds from private placements, as well as management of expenses and other financing options to support its continued operations. In 2024, the Group raised additional proceeds of $27.7 million before deducting $0.9 million in placement agent fees and other expenses, from sales of American Depositary Shares or ADSs, under its Open Market Sale Agreement with Jefferies LLC, dated October 15, 2021, or the Sales Agreement. On February 5, 2024, the Group announced a private placement of 5,714,286 of the ADSs, each representing three ordinary shares, at a price of $21.00 per ADS, with new and existing institutional and accredited investors, or the Private Placement. The aggregate gross proceeds of the Private Placement were $120.0 million before deducting approximately $7.7 million in placement agent fees and other expenses. In 2024, the Group received a $10.0 million milestone payment from the AstraZeneca collaboration and received another $2.0 million in milestone payments from the Hansoh collaboration. As of September 30, 2025, the Group had cash and cash equivalents and short-term investments of $102.2 million.

The Group believes that its current cash and cash equivalents are sufficient to fund its operating expenses for at least the next twelve months from the issuance date of these unaudited condensed consolidated financial statements. For this reason, the Group continues to adopt the going concern basis in preparing the financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses at each interim and annual reporting period. The amendments are effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. This guidance should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Group is currently evaluating the impact of this guidance on its related disclosures.

3. Revenue

Revenue from collaboration agreements for the three and nine months ended September 30, 2025 related to the research collaboration agreement the Group entered into with AstraZeneca in March 2020.

Disaggregation of revenue from contracts with customers is as follows:

	Three months ended Sept 30,		Nine months ended Sept 30,
	2025	2024	2025	2024
	$000s	$000s	$000s	$000s
Revenue from Contracts with Customers
Research collaboration - Mallinckrodt plc	-	7	-	585
Research collaboration - AstraZeneca	159	1,197	525	16,256
Research collaboration - Hansoh	-	292	-	967
Research collaboration - total	159	1,496	525	17,808
Royalties	-	2	-	145
Total revenue from contracts with customers	159	1,498	525	17,953

Under its collaboration agreement with AstraZeneca, the Group received an upfront cash payment of $20.0 million in 2020 with a further payment of $40 million received in May 2021. The Group is also eligible to receive specified development and commercial milestone payments as well as tiered royalties on net sales, if any. The Group recognizes the upfront payment and milestone payments over time, in accordance with ASC 606. During the nine months ended September 30, 2025, the Group achieved no milestone payments from the collaboration agreement with AstraZeneca (nine months ended September 30, 2024: $10.0 million). During the nine months ended September 30, 2025, the Group recognized a total of $0.5 million in revenue under its collaboration agreement with AstraZeneca (nine months ended September 30, 2024: $16.3 million).

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

The Group derives revenues from customers through royalty income and research collaboration agreements, each representing a major customer, specifically related to the development of RNAi-based medicines. Refer to Note 3 – "Revenue" for a further description of the types of products from which the Group derives its revenues.

The measure of segment assets is reported on the balance sheet as total consolidated assets.

The table below provides segment information about the Group:

	Three months ended Sept 30,		Nine months ended Sept 30,
	2025	2024	2025	2024
	$000s	$000s	$000s	$000s
Revenue	159	1,498	525	17,953
Less:
Cost of sales	(64)	(3,639)	(203)	(9,772)
Contracted development costs (a)	(13,147)	(13,641)	(40,052)	(27,715)
Personnel research and development costs (b)	(4,725)	(5,252)	(14,760)	(15,307)
Other R&D costs (c)	(2,672)	(1,266)	(4,192)	(2,784)
General & administrative expenses	(5,795)	(7,697)	(18,610)	(21,342)
Restructuring charges	—	—	(1,324)	—
Tax expense	(1)	(49)	(11)	(521)
Other segment items (d)	5,287	(5,498)	1,785	1,877
Consolidated net loss	(20,958)	(35,544)	(76,842)	(57,611)

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

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

An analysis of the group’s assets and revenues by location is shown below:

	U.S.A.	U.K.	Germany	Total
	$000s	$000s	$000s	$000s
Non-current assets
As of December 31, 2024	-	4,103	11,166	15,269
As of September 30, 2025	-	911	12,247	13,158

Revenue analysis for the nine months ended Sept 30, 2024
Research collaboration	-	17,808	-	17,808
Royalties	-	-	145	145
	-	17,808	145	17,953
				`
Revenue analysis for the nine months ended Sept 30, 2025
Research collaboration	-	525	-	525
Royalties	-	-	-	-
	-	525	-	525

5. Loss per share (basic and diluted)

Basic net loss per share is computed by dividing net loss (the numerator) by the weighted average shares outstanding for the period (the denominator). Diluted net loss per share is computed by dividing net income by the weighted average shares outstanding during the period adjusted for the dilutive effects of the exercise of the stock options. In periods when losses from continuing operations are reported, the weighted-average shares outstanding excludes common share equivalents because their inclusion would be anti-dilutive. The computation of net loss per share for the three and nine months ended September 30, 2025 and 2024, respectively was as follows:

	Three months ended Sept 30,		Nine months ended Sept 30,
	2025	2024	2025	2024
	$000s	$000s	$000s	$000s
Net loss	(20,958)	(35,544)	(76,842)	(57,611)
Weighted-average shares outstanding (basic and diluted)	141,701,848	141,198,163	141,692,294	137,775,274
Net loss per share (basic and diluted)	$(0.15)	$(0.25)	$(0.54)	$(0.42)

The options outstanding at September 30, 2025 and 2024 were considered to be anti-dilutive as the Group is loss-making. These options outstanding are described in Note 10.

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

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

The following table presents the changes in the carrying amount of goodwill:

	2025	2024
	$000s	$000s
Balance at January 1	9,392	9,981
Translation adjustment	1,220	(589)
Balance at period-end	10,612	9,392

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

Contract liabilities comprise entirely of advance consideration received from customers (deferred revenue) in respect of the AstraZeneca collaboration as of September 30, 2025. The current contract liabilities represent the amount of estimated revenue to be reported in the next 12 months related to amounts invoiced to its partners, while the non-current portion represents everything beyond 12 months. Current and non-current contract liabilities include future revenue from collaboration recharged expenses, upfront payments, and milestones achieved to September 30, 2025.

	September 30, 2025	December 31, 2024
	$000s	$000s
Contract liabilities:
Current	301	306
Non-current	55,251	51,790
Total contract liabilities at period end	55,552	52,096

Contract liabilities:
At January 1, 2024	81,572
Foreign exchange impact	(691)
Additions during period	14,328
Revenue unwound during period	(43,113)
At December 31, 2024	52,096

Contract liabilities:
At January 1, 2025	52,096
Foreign exchange impact	3,758
Additions during period	223
Revenue unwound during period	(525)
At September 30, 2025	55,552

8. Benefit from R&D credit

An additional $2.6 million was recognized in respect of research and development tax credits in the three months ended September 30, 2025 (three months ended September 30, 2024: $4.5 million).

An additional $7.6 million was recognized in respect of research and development tax credits in the nine months ended September 30, 2025 (nine months ended September 30, 2024: $9.7 million).

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

The current asset at September 30, 2025 was $22.2 million, comprised of $7.6 million in respect of research and development activities for the nine months ended September 30, 2025 and $24.4 million in respect of the year ended December 31, 2024. In the nine months ended September 30, 2025, the Group received $11.0 million related to the receipt of the 2023 claim for past research and development tax credits.

9. Shareholders’ equity

	September 30, 2025	December 31, 2024
Authorized, allotted, called up and fully paid ordinary shares, par value £0.05	10,290	10,288
	Number	Number
Number of shares in issue	141,701,848	141,674,074
Number of equivalent ADSs in issue	47,233,949	47,224,691

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

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

Details of the shares issued during the current nine months and prior year are as follows:

Number of shares in issue at January 1, 2024	118,846,966
Number of ADSs in issue at January 1, 2024	39,615,655
Shares issued during the year	21,418,665
Options exercised at $0.20/ADS or $0.07/ordinary share	252,540
Options exercised at $2.40/ADS or $0.80/ordinary share	268,791
Options exercised at $4.23/ADS or $1.41/ordinary share	12,000
Options exercised at $4.24/ADS or $1.41/ordinary share	9,999
Options exercised at $5.81/ADS or $1.94/ordinary share	375
Options exercised at $7.32/ADS or $2.44/ordinary share	30,000
Options exercised at $7.60/ADS or $2.53/ordinary share	584,316
Options exercised at $8.20/ADS or $2.73/ordinary share	49,998
Options exercised at $9.98/ADS or $3.33/ordinary share	222
Options exercised at $10.68/ADS or $3.56/ordinary share	10,500
Options exercised at $12.81/ADS or $4.27/ordinary share	1,500
Options exercised at $12.94/ADS or $4.31/ordinary share	2,841
Options exercised at $13.80/ADS or $4.60/ordinary share	3,708
Options exercised at $15.38/ADS or $5.13/ordinary share	126,144
Options exercised at $16.64/ADS or $5.55/ordinary share	1,248
Options exercised at $19.50/ADS or $6.50/ordinary share	780
Options exercised at $20.41/ADS or $6.80/ordinary share	10,500
Options exercised at $22.01/ADS or $7.34/ordinary share	37,545
Options exercised at $23.60/ADS or $7.87/ordinary share	5,436
Number of shares in issue at December 31, 2024	141,674,074
Number of equivalent ADSs in issue at December 31, 2024	47,224,691

Number of shares in issue at January 1, 2025	141,674,074
Number of ADSs in issue at January 1, 2025	47,224,691
Options exercised at $0.20/ADS or $0.07/ordinary share	17,775
Options exercised at $4.23/ADS or $1.41/ordinary share	9,999
Number of shares in issue at September 30, 2025	141,701,848
Number of equivalent ADSs in issue at September 30, 2025	47,233,949

The Group has outstanding ADSs and each ADS represents three ordinary shares.

10. Equity-settled share-based compensation

The Group has issued share options under the 2023 Equity Incentive Plan, or 2023 Plan, 2018 Long Term Incentive Plan, or LTIP, 2018 Non-Employee Long Term Inventive Plan, or Non-Employee LTIP, and individual share option contracts, each of which is or was open to all eligible service providers of the Group. Under the 2023 Plan, the LTIP, Non-Employee LTIP, and individual contracts the options typically vest after three years, with the exception of some options granted to certain members of key management personnel which have longer vesting periods. The vesting period for these options ranges from 3 to 48 months. The vested options usually lapse less than one year following the employee or service provider leaving the Group.

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

	Number of ADSs	Weighted Average Exercise price
		$
Options
Outstanding at January 1, 2025	5,818,463
Granted during the period	1,626,485
Lapsed or forfeited during the period	(423,551)
Exercised during the period	(9,258)
Outstanding at September 30, 2025	7,012,139	$14.12
Exercisable at the period-end	3,984,427

The table above shows the number of options in relation to ordinary shares and equivalent ADSs outstanding and exercisable at period end, on the conversion ratio of three ordinary shares to one ADS.

11. Capital commitments and contingent liabilities

There were no capital commitments at September 30, 2025 or 2024.

12. Restructuring charges

The Group initiated a non-recurring reduction in workforce which resulted in total restructuring charges of $1.3 million in the three months ended June 30, 2025. The charges consist of severance costs for terminated employees. The remaining accrual at September 30, 2025 was $0.2 million.

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

Divesiran (SLN124) is our wholly owned siRNA product candidate that works by temporarily silencing TMPRSS6 expression in the liver. TMPRSS6 is a negative regulator of hepcidin, the body's master regulator of iron metabolism, including its absorption, distribution and storage. Divesiran has shown promising pre-clinical potential in several hematological disorders and is a potentially first-in-class siRNA in Phase 2 development for polycythemia vera, or PV. PV is a rare, myeloproliferative neoplasm – a type of blood cancer – characterized by the excessive production of red blood cells, often resulting in elevated hematocrit, or HCT, levels. Elevated HCT, defined as 45% or higher, is associated with a four-times higher rate of death from cardiovascular or thrombotic events. PV is associated with a range of burdensome symptoms, including fatigue, cognitive disturbance and pruritus. Longer term, PV may also progress to myelofibrosis and acute myeloid leukemia. The aim of PV treatment is to maintain HCT less than 45%, a level that is associated with a reduced incidence of thrombosis and cardiovascular-associated death. The current standard of care includes repeated phlebotomies to reduce HCT and/or cytoreductive agents to reduce red blood cell production. There are currently no approved therapies that specifically target red blood cells and HCT. By silencing TMPRSS6 in people living with PV, divesiran aims to increase hepcidin levels and redirect iron delivery away from the bone marrow, lowering red blood cell production and potentially reducing the high red blood cell count. In the SANRECO Phase 1 clinical trial of divesiran in PV patients, divesiran lowered and maintained durable control of HCT and essentially eliminated the need for phlebotomies in phlebotomy-dependent PV patients. Importantly, divesiran was well tolerated with no dose-limiting toxicities. The ongoing SANRECO Phase 2 clinical trial is fully enrolled, and we anticipate the announcement of initial topline results from the trial in the third quarter of 2026. The U.S. Food and Drug Administration, or FDA, has granted divesiran Fast Track and orphan drug designations for PV. In December 2024, the European Commission, or EC, granted divesiran orphan drug designation for PV in Europe.

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

based registry study in over 16,000 individuals showed that there is substantial risk of major cardiovascular events in individuals with elevated levels below the current accepted risk threshold of 125 nmol/L. Guidelines from the European Atherosclerosis Society and Canadian Cardiovascular Society suggest at least one test in an adult lifetime. The American College of Cardiology, or ACC, and American Heart Association, or AHA, recommend testing for those with a family history of premature atherosclerotic cardiovascular disease, or ASCVD, or personal history of ASCVD. In Phase 1 and Phase 2 clinical trials, zerlasiran substantially lowered Lp(a) levels in ASCVD patients with persisting effects following infrequent dosing. Importantly, zerlasiran was well tolerated with no major safety concerns. We received positive regulatory feedback from the FDA and European Medicines Agency, or EMA, on the Phase 3 cardiovascular, or CV, outcomes study design for zerlasiran in patients with high Lp(a). We have completed core Phase 3 readiness activities, including manufacturing and supply scale up, and we are seeking a third-party partner for Phase 3 development of zerlasiran as well as potential future commercialization.

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

Recent Business Developments

•
In October 2025, we announced the completion of patient enrollment in the SANRECO Phase 2 clinical trial of divesiran for the treatment of PV. The Phase 2 portion of SANRECO is a global, randomized, double-blind, placebo-controlled trial that enrolled 48 phlebotomy-dependent PV patients.
•
Following accelerated completion of Phase 2 enrollment, initial topline results from SANRECO are anticipated in the third quarter of 2026.

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

Hansoh

In October 2021, we announced a collaboration agreement with Hansoh, or the Hansoh Collaboration, one of the leading biopharmaceutical companies in China, to develop siRNAs for three undisclosed targets leveraging our proprietary mRNAi GOLD™ platform. Under the terms of the Hansoh Collaboration, Hansoh had the exclusive option to license rights to the first two targets in Greater China, Hong Kong, Macau and Taiwan following the completion of Phase 1 trials. We retained exclusive rights for those two targets in all other territories. We were responsible for all activities up to option exercise and will retain responsibility for development outside the China region post Phase 1 trials. Hansoh also had the exclusive option to license global rights to a third target at the point of Investigational New Drug filing. Hansoh was responsible for all development activities post option exercise for the third target. Hansoh made a $16 million upfront payment to us in December 2021. We achieved our first $2 million research milestone payment in the Hansoh collaboration in April 2022. In 2023, we achieved two additional preclinical milestones and received $4 million from the Hansoh Collaboration. In 2024, we achieved an additional preclinical milestone of $2.0 million from the Hansoh Collaboration. In December 2024, Hansoh notified us that it will not pursue further development under the Hansoh Collaboration. This represented the conclusion of all required development activities and commitments under the terms of the Hansoh Collaboration. We retain exclusive rights globally for all three targets.

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

In March 2024, Mallinckrodt notified us that they will not pursue further development of the SLN501 program following the completion of the Phase 1 clinical trial. The completion of the Phase 1 clinical trial also represented the conclusion of all required development activities and commitments under the terms of the Mallinckrodt Collaboration. During the nine months ended September 30, 2025, we did not recognize revenue under the Mallinckrodt Collaboration (nine months ended September 30, 2024: $0.6 million).

Under the AstraZeneca Collaboration, we received an upfront cash payment of $20.0 million and an additional payment of $40.0 million in May 2021. We are also eligible to receive specified development and commercial milestone payments as well as tiered royalties on net sales, if any. We recognize the upfront payment and milestone payments over time. During the nine months ended September 30, 2025, we recognized a total of $0.5 million in revenue under the AstraZeneca Collaboration (nine months ended September 30, 2024: $16.3 million).

Under the Hansoh Collaboration, we received an upfront cash payment of approximately $16.0 million (net of taxes based on the exchange rate at the payment date) in December 2021. In December 2024, Hansoh notified us that it will not pursue further development under the Hansoh Collaboration. This represented the conclusion of all required development activities and commitments under the terms of the Hansoh Collaboration. During the nine months ended September 30, 2025, we did not recognize revenue under the Hansoh Collaboration (nine months ended September 30, 2024: $1.0 million).

In December 2018, we entered into a settlement and license agreement with Alnylam Pharmaceuticals Inc., or Alnylam, pursuant to which we settled outstanding patent litigation with Alnylam related to its RNAi product ONPATTRO. As part of the settlement, we license specified patents to Alnylam, and Alnylam pays us a tiered royalty of up to one percent of net sales of ONPATTRO in the European Union. We were eligible to receive these royalties until December 2023. We invoice Alnylam quarterly in arrears based on sales data for that quarter as reported to us by Alnylam. Royalty revenue is recognized based on the level of sales when the related sales occur. During the nine months ended September 30, 2025, we did not recognize any royalty income from Alnylam (nine months ended September 30, 2024: $0.1 million).

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, audit, tax and accounting services, public relations and investor relations services. Personnel costs consist of salaries, bonuses, benefits, recruitment costs and share-based payment expenses for personnel in executive, finance, business development and other support functions. Other administrative expenses include office space-related costs not otherwise allocated to research and development costs, insurance expenses, and costs of our information systems and costs for compliance with the day-to-day requirements of being a public company listed in the United States. We will continue to be prudent with administrative expenses required to support our continued research and development and potential commercialization of our product candidates. We also will continue to incur expenses related to being a public company, including expenses related to compliance with the rules and regulations of the SEC and the Nasdaq Stock Market, or Nasdaq, additional insurance expenses, expenses related to investor relations activities and other administrative and professional services.

Restructuring Charges

We have incurred non-recurring restructuring charges associated with a limited reduction in workforce during the nine month period ended September 30, 2025.

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

Unsurrendered U.K. tax losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to $6.5 million (£5.0 million) plus an incremental 50% of U.K. taxable profits. After accounting for tax credits receivable, we had accumulated tax losses for carry forward in the United Kingdom of $221.0 million as of September 30, 2025 ($236.8 million as of September 30, 2024). However, in the event of a change in ownership of a U.K. company, certain provisions may apply to restrict the utilization of carried forward tax losses in future periods. These provisions apply where there is a major change in the nature or conduct of a trade in connection with the change in ownership. For the avoidance of doubt, we do not recognize a deferred tax asset in respect of the accumulated tax losses. In addition to our accumulated tax losses in the United Kingdom, we also had $52.3 million of accumulated tax losses as of September 30, 2025 ($52.7 million as of September 30, 2024), related to our operations in Germany for corporate income taxes. We also had $50.6 million of accumulated losses related to trade taxes in our German entity ($51.1 million as of September 30, 2024). We had a foreign tax expense in Germany of nil for the nine months ended September 30, 2025 (nine months ended September 30, 2024: $0.03 million). Tax losses in the United States were negligible.

In the event we generate revenues in the future, we may benefit from the U.K. “patent box” regime that allows profits attributable to revenues from patents or patented products to be taxed at an effective rate of 10%.

Value Added Tax, or VAT, is charged on all qualifying goods and services by VAT-registered businesses. Where U.K. VAT applies at a standard rate, an amount of 20% of goods and services is added to all sales invoices and is payable to the U.K. tax authorities. Similarly, U.K. VAT paid on purchase invoices may be reclaimable from the U.K. tax authorities.

Withholding tax is deductible from dividends, interest, lease of property, royalties, and other China-source passive income since we do not have an establishment or place of business in China.

Comparison of the three months and nine months ended September 30, 2025, and 2024

The following table summarizes the results of our operations for the three months and nine months ended September 30, 2025, and 2024 (in thousands).

	Three months ended	Three months ended		Nine months ended	Nine months ended
	Sept 30, 2025	Sept 30, 2024		Sept 30, 2025	Sept 30, 2024
	$000s	$000s	Change	$000s	$000s	Change
Revenue	$159	1,498	(1,339)	525	17,953	(17,428)
Cost of sales	(64)	(3,639)	3,575	(203)	(9,772)	9,569
Gross profit	95	(2,141)	2,236	322	8,181	(7,859)
Research and development costs	(20,544)	(20,159)	(385)	(59,004)	(45,806)	(13,198)
General and administrative expenses	(5,795)	(7,697)	1,902	(18,610)	(21,342)	2,732
Restructuring charges	-	-	-	(1,324)	-	(1,324)
Operating loss	(26,244)	(29,997)	3,753	(78,616)	(58,967)	(19,649)
Foreign currency gain/loss, net	1,934	(11,396)	13,330	(8,448)	(11,266)	2,818
Other income, net	770	1,412	(642)	2,600	3,430	(830)
Benefit from R&D credit	2,583	4,486	(1,903)	7,633	9,713	(2,080)
Loss for the period before taxation	(20,957)	(35,495)	14,538	(76,831)	(57,090)	(19,741)
Taxation	(1)	(49)	48	(11)	(521)	510
Loss for the period after taxation	$(20,958)	(35,544)	14,586	(76,842)	(57,611)	(19,231)
Loss per ordinary share (basic and diluted)	$(0.15)	(0.25)		(0.54)	(0.42)

Revenue

Revenue for the three months ended September 30, 2025 was $0.2 million, reflecting a decrease of $1.3 million as compared to the same period in 2024. This change was mainly due to a decrease in activity associated with the AstraZeneca Collaboration. Revenue associated with the Hansoh Collaboration also decreased as we have concluded all required development activities and commitments under the terms of the Hansoh Collaboration in 2024.

Revenue for the nine months ended September 30, 2025 was $0.5 million, reflecting a decrease of $17.4 million from the same period in 2024. This decrease for the period primarily relates to the decrease of $15.7 million in revenue from the AstraZeneca Collaboration, as we did not record any milestones in the nine months ended September 30, 2025 as opposed to the achievement of a milestone in the amount of $10 million in the same period in 2024.

Cost of sales

Cost of sales decreased $3.6 million for the three months ended September 30, 2025, as compared to the same period in 2024. The change was due to activity associated with our collaboration agreements, which fluctuates based on the timing of activities and project progression.

Cost of sales decreased $9.6 million for the nine months ended September 30, 2025, as compared to the same period in 2024. The change was due to activity associated with our collaboration agreements, which fluctuates based on the timing of activities and project progression.

Research and development costs

The following table summarizes our research and development costs for the three and nine months ended September 30, 2025 and 2024, based on their classification (in thousands).

	Three months ended		Nine months ended
	Sept 30, 2025	Sept 30, 2024	Sept 30, 2025	Sept 30, 2024
	$000s	$000s	$000s	$000s
Research and development costs
Contracted development costs	13,147	13,641	40,052	27,715
Personnel costs	4,725	5,252	14,760	15,307
Other costs	2,672	1,266	4,192	2,784
Total	20,544	20,159	59,004	45,806

Research and development costs for the three months ended September 30, 2025 increased by $0.4 million to $20.5 million. This change was mainly due to an increase in other costs of $1.4 million associated with the reduction of a prepayment to a manufacturing provider that we will no longer use for preferred access to manufacturing services, which was offset by a reduction in contracted development costs of $0.5 million as well as a decrease in personnel costs of $0.5 million.

Research and development costs for the nine months ended September 30, 2025 increased by $13.2 million to $59.0 million, as compared to the same period in 2024 due to an increase in contracted development costs of $12.3 million. This was largely due to advancement of our proprietary programs, including specifically our Phase 2 clinical trial for divesiran and an increase in costs related to contract manufacturing activities related to our zerlasiran Phase 3 readiness.

General and administrative expense

General and administrative expenses decreased by $1.9 million for the three months ended September 30, 2025, and $2.7 million for the nine months ended September 30, 2025, as compared to the same periods in 2024. These decreases were mainly due to a reduction in SEC reporting and compliance requirements as we determined as of June 30, 2025 that we will not meet the eligibility criteria to be a large accelerated filer in fiscal year 2026. This was also due to an effort to reduce administrative costs in connection with our restructuring.

Restructuring charges

We have incurred non-recurring restructuring charges associated with a limited reduction in workforce, which was implemented in June 2025.

Foreign currency gain (loss), net

Net foreign exchange gains and losses result primarily from foreign currency (USD and EUR) denominated bank accounts. The foreign exchange losses and gains in the current year were primarily due to remeasurement of U.S. treasury bills held in USD to the related functional currency.

Other Income (expenses), net

Other income primarily relates to accretion from U.S. treasury bills and interest on cash accounts.

Benefit from R&D credit

Benefit from R&D tax credit relates to U.K. research and development tax credits. The decrease in benefit in the current year was mainly related to changes in the U.K R&D tax credit regime which apply in respect of accounting periods commencing on or after April 1, 2024. These changes led to a reduction in costs that are eligible for the claim.

Taxation

Taxation expense relates to foreign taxation expenses.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred significant operating losses and negative cash flows. We anticipate that we will continue to incur losses for the foreseeable future. We expect to continue to incur expenses in connection with our ongoing research and development activities related to our product candidates, including outsourced manufacturing activities and other associated costs. We also expect to continue to incur costs associated with operating as a domestic issuer listed on Nasdaq. As a result, we will need additional capital to fund our operations in the future, which we may obtain from additional equity financings, debt financings, research funding, collaborations, contract and grant revenue or other sources.

As of September 30, 2025, we had cash, cash equivalents, and short-term investments of $102.2 million. We believe that our cash, cash equivalents, and treasury instruments will be sufficient to fund our anticipated operating and capital expenditure requirements into 2028, which includes receipt of anticipated milestones from collaboration agreements in the aggregate amount of $20.0 million in the next three years.

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

Cash Flows

The following table summarizes the results of our cash flows for the nine months ended September 30, 2025 and 2024.

	Nine months ended
	Sept 30, 2025	Sept 30, 2024
	$000s	$000s
Net cash (outflow) from operating activities	(44,984)	(40,159)
Net cash inflow/(outflow) from investing activities	5,346	(88,091)
Net cash inflow from financing activities	15	142,185
(Decrease)/increase in cash and cash equivalents	(39,623)	13,935

Operating activities

Net cash outflow from operating activities increased by $4.8 million for the nine months ended September 30, 2025, as compared with the prior period, mainly due to a reduction in milestone payments received pursuant to the terms of our collaboration agreements. In the nine months ended September 30, 2024, we received a $10.0 million milestone payment pursuant to the terms of the AstraZeneca Collaboration and there was no related cash inflow in the nine months ended September 30, 2025.

Investing activities

Net cash outflow from investing activities relates to redemptions of U.S. treasury bills offset by purchases for the nine months ended September 30, 2025.

Financing activities

In 2024, we raised aggregate gross proceeds from the Private Placement of $120 million before deducting $7.7 million in placement agent fees and other expenses. The remainder of the inflow was due to proceeds from sales under our at-the-market facility. There were no related financing activities in 2025.

Operating and Capital Expenditure Requirements

We have not achieved profitability on an annual basis since our inception, and we expect to incur net losses in the future. We expect to continue to incur expenses in connection with our ongoing research and development activities related to our product candidates, including outsourced manufacturing activities and other associated costs. We also expect to continue to incur costs associated with operating as a domestic filer listed on Nasdaq.

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

Contractual Obligations and Commitments

The following table summarizes our contractual commitments and obligations as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
	$000s	$000s
Lease liability - Non-current	97	-
Lease liability - Current	85	117
Total lease liability	182	117

The lease liability recognized on the balance sheet comprises our London office. Our balance sheet also reflects two short-term leases in Berlin, Germany and a lease in New Jersey, United States, neither of which is included in the "lease liability" line of the table above. Both leases in Berlin are on a rolling contract basis with either party being able to end the lease with a cancellation notice period of 11.5 months, while the leases in the United States are on a rolling contract basis with a notice period of three months, thus allowing the exemption for short-term leases.

At September 30, 2025, we had a gross commitment on our office rental in Berlin, Germany and in the United States equal to an aggregate of $0.6 million in the next year. No amounts are payable after more than one year.

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

Critical Accounting Estimates

Revenue Recognition under Collaboration Agreements

During the nine months ended September 30, 2025, our revenue from collaboration agreements was derived from the AstraZeneca Collaboration (nine months ended September 30, 2024, revenue was from our collaborations with Mallinckrodt, AstraZeneca, and Hansoh).

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

For the nine months ended September 30, 2025 and 2024, we determined actual costs and forecast costs for the remainder of the contract. We calculated total contract costs across the contract term, including costs that will be reimbursed to us, and costs incurred to date as a percentage of total contract costs. We multiplied this percentage by the consideration deemed highly probable of not having a significant reversal, calculating the cumulative revenue to be recognized. When variable consideration increases due to a further milestone becoming highly probable that a significant reversal of revenue will not occur, a catch-up in revenue is recorded to reflect efforts already expended by us up to that point.

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

Recent Accounting Pronouncements

We discuss the effect of recently issued and adopted pronouncements in Note 2.20, “Summary of Significant Accounting Policies” to the condensed consolidated financial statements in our Annual Report.

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

Currency Risk

The condensed consolidated financial statements are presented in U.S. dollars. The individual financial statements of each Group entity are prepared in the currency of the primary economic environment in which the entity operates (its functional currency). Our transactions are commonly denominated in U.K pounds sterling; however, we receive payments under our collaboration agreements in U.S. dollars, and we incur a portion of our expenses in other currencies, primarily U.S dollars, and are exposed to the effects of these exchange rates. We seek to minimize this exposure by maintaining currency cash balances at levels appropriate to meet foreseeable short to mid-term expenses in these other currencies. Where significant foreign currency cash receipts are expected, we consider the use of forward exchange contracts to manage our exchange rate exposure.

Interest Rate Risk

As of September 30, 2025, we had cash and cash equivalents and short-term investments of $102.2 million. Our exposure to interest rate sensitivity is impacted primarily by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash and cash equivalents are invested in interest-bearing savings accounts and certificates of deposit from time to time. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in transactions or agreements with certain third parties in the future.

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

In the United States, there have been, and continue to be, legislative and regulatory developments regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, require direct price negotiations for certain high-expenditure, single-source prescription drugs and biologics covered by the Medicare program, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act,” or OBBBA, was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to Affordable Care Act, or ACA, marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. In addition, there have been actions and proposals from the Trump administration that include: reducing agency workforce and cutting programs; directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; imposing tariffs on imported pharmaceutical products; directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans; and as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. In addition, on September 30, 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. While many of these proposed measures will require authorization through additional legislation to become effective, Congress and the current administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or successfully commercialize our drugs.

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

The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The UK Government published its response to the consultation on March 21, 2023, confirming that it would bring forward changes to the legislation, and such changes were laid in parliament on December 12, 2024 and signed into law on April 11, 2025. The changes include risk-proportionate regulation of clinical trials, with low-risk trials able to receive faster approval through automatic authorisation, a streamlined approval process that integrates both regulatory and ethics committee approvals, leading to a single UK decision for clinical trials, and new legal obligations mandating the registration of clinical trials in public registries and the publication of trial results within 12 months of trial conclusion.

Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. The HTA Regulation has applied from January 12, 2025, although it will enter into force iteratively and initially apply to new active substances to treat cancer and to all advanced therapy medicinal products (ATMPs), it will then be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Selected high-risk medical devices will also be assessed under the HTA Regulation as of 2026. The HTA Regulation is intended to harmonize the clinical benefit assessment of HTA across the EU and permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. However, there is concern that there are insufficient slots available for joint scientific advice during development. If advice is unavailable during development, there is a higher risk of data gaps and therefore delays in access for patients. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA does not apply in the United Kingdom. However, MHRA is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium the National Institute for Health and Care Excellence, or NICE, and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products, including, effective as of 31 March, 2025, relaunching the Innovative Licensing and Access Pathway with more predicable timelines and closer involvement of the National Health Service.

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. On April 10, 2024, the Parliament adopted its related position and on June 4, 2025 the European Council agreed on its position. The Council, the Parliament and the European Commission have begun trilogue negotiations with a view to reaching an agreement on the package. A decrease in data and market exclusivity opportunities for our product candidates in the EU could make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporation by Reference
Exhibit Number	Description	Schedule/ Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Articles of Association	10-Q	001-39487	3.1	August 7, 2025
31.1*	Certification by the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SILENCE THERAPEUTICS PLC

Date:	November 6, 2025	By:	/s/ Craig Tooman
			Name	Craig Tooman
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2025	By:	/s/ Rhonda Hellums
			Name	Rhonda Hellums
			Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)