Form 10-K
period 2025-12-31
Silence Therapeutics plc
filed 2026-03-05
CIK 1479615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒ No

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, based upon $5.80, the closing price of the registrant’s American Depositary Shares on the Nasdaq Global Market on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $206.2 million.

As of January 31, 2026, the registrant had 141,701,848 ordinary shares (including ordinary shares in the form of American Depositary Shares) outstanding, nominal value £0.05 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2025.

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

PART I

Item 1. Business

Overview

We are a biotechnology company focused on discovering and developing novel molecules incorporating short interfering ribonucleic acid, or siRNA, to inhibit the expression of specific target genes thought to play a role in the pathology of diseases with significant unmet medical need. Our siRNA molecules are designed to harness the body’s natural mechanism of RNAi by specifically binding to and degrading messenger RNA, or mRNA, molecules that encode specific targeted disease-associated proteins in a cell. By degrading the message that encodes the disease-associated protein, the production of that protein is reduced and its level of activity is lowered. In the field of RNAi therapeutics, this reduction of disease-associated protein production and activity is referred to as “gene silencing.” Our proprietary mRNAi GOLD™ (GalNAc Oligonucleotide Discovery) platform consists of siRNA product candidates designed to precisely target and ‘silence’ specific disease-associated genes in the liver. Using our mRNAi GOLD platform, we have generated siRNA product candidates targeting areas of high unmet need across rare and common diseases where treatments are limited or inadequate.

Rare Diseases

Divesiran (SLN124) is our potential first-in-class siRNA in Phase 2 development for polycythemia vera, or PV. PV is a rare myeloproliferative neoplasm characterized by the overproduction of red blood cells, or RBCs. Elevated hematocrit, or HCT, - an index of RBC mass - is a hallmark of the disease and HCT levels above 45% increases the risk of thrombotic and cardiovascular events. Divesiran works by "silencing" the TMPRSS6 gene, lifting the natural brake on hepcidin - the body's master iron regulator. When TMPRSS6 is turned down in people living with PV, hepcidin levels rise, reducing iron availability to the bone marrow. With less iron available, the overproduction of RBCs seen in PV is reduced. This helps keep HCT levels in a safer range and can reduce or eliminate the need for phlebotomies. Additionally, siRNA therapies have a highly potent and durable effect - enabling less frequent and more convenient dosing. In the Phase 1 part of the SANRECO clinical trial evaluating divesiran treatment in 21 PV patients, divesiran produced durable HCT control and substantially reduced phlebotomy use following infrequent dosing (Q6W). Based on the strong durability observed in the Phase 1 trial, the ongoing Phase 2 part of the SANRECO trial is evaluating both a Q6W and Q12W dosing interval. The SANRECO Phase 2 trial is fully enrolled, and topline results are anticipated in the third quarter of 2026. The U.S. Food and Drug Administration, or FDA, has granted divesiran Fast Track and orphan drug designations for PV. Divesiran has also been granted orphan drug designation by the European Commission for PV in Europe. While our initial focus is on PV, divesiran has shown the potential in preclinical studies to address multiple hematological conditions through the unifying mechanism of elevating hepcidin in conditions with dysregulation of iron homeostasis.

SLN548 is our Phase 1 ready siRNA product candidate that works by "silencing" the complement factor B, or CFB, gene, potentially playing a therapeutic role in conditions associated with over activation of this pathway, including complement-mediated renal diseases, among others. SLN548 has demonstrated positive preclinical results and we are seeking a third-party partner to initiate clinical development.

Cardiometabolic Diseases

Zerlasiran (SLN360) is our Phase 3 ready siRNA product candidate for cardiovascular disease that works by "silencing" the LPA gene, lowering production of apolipoprotein(a), a key component of lipoprotein(a), or Lp(a), that has been associated with an increased risk of cardiovascular events. High Lp(a), defined as 125nmol/L or higher, is a genetically determined cardiovascular risk factor affecting at least 20% of the world’s population and is associated with a high risk of heart attack, stroke and aortic stenosis. Unlike low-density lipoprotein, or LDL, Lp(a) levels are predominantly genetically determined, typically by age five, and unaffected by diet or lifestyle. There are currently no approved medicines that selectively lower Lp(a). Guidelines from the European Atherosclerosis Society, or EAS, Canadian Cardiovascular Society, or CCS, and the National Lipid Association, or NLA, suggest at least one test in an adult lifetime. The American College of Cardiology, or ACC, and American Heart Association, or AHA, recommend testing for those with a family history of premature atherosclerotic cardiovascular disease, or ASCVD, or personal history of ASCVD. In Phase 1 and Phase 2 clinical trials, zerlasiran showed the potential to substantially lower Lp(a)

levels in ASCVD patients with persisting effects following infrequent dosing and was well tolerated with no major safety concerns. We have received positive regulatory feedback from the FDA and European Medicines Agency, or EMA, on the Phase 3 cardiovascular outcomes trial design for zerlasiran in patients with high Lp(a). In 2025, we completed core Phase 3 readiness activities, including manufacturing and supply scale up. Zerlasiran is Phase 3 ready and we are seeking a third-party partner for potential Phase 3 development as well as potential future commercialization.

SLN312 is our siRNA product candidate under our collaboration with AstraZeneca that works by "silencing" ANGPTL3, an important modulator of lipid metabolism. Inhibition of ANGPTL3 has emerged as a promising new therapeutic approach to reduce triglycerides (TG) and LDL-C levels, the latter independent of the LDL-C receptor function. Since ANGPTL3 suppresses lipoprotein lipase, or LPL, and endothelial lipase, or EL, activity, its inhibition facilitates the clearance of very low-density lipoprotein cholesterol, decreasing both LDL-C and TG levels. AstraZeneca shared interim results from its Phase 1 randomized, single-blind, placebo-controlled trial assessing SLN312 in 98 patients with dyslipidemia. Interim results showed SLN312 produced durable dose-dependent reductions in ANGPTL3, triglycerides and atherogenic lipoproteins after single and multiple doses. The strong duration of effect observed supports potential for infrequent dosing. SLN312 was well tolerated with no safety concerns identified. Phase 1 data presentations are planned for medical and research congresses in 2026. On March 4, 2026, AstraZeneca notified Silence that they will not pursue further development beyond Phase 1. We will re-gain full development, manufacturing and commercialization rights globally to this clinical asset following Phase 1 and are evaluating plans for further clinical development.

SLN365 is our potential first-in-class siRNA product candidate that works by "silencing" GPR146, a novel mechanism of action for the management of cholesterol levels in patients, independent of LDLR function. Hypercholesterolemia is a highly prevalent indication with an estimated 1 in 300 individuals worldwide living with the familial form HeFH (heterozygous) and around 1 in 300,000 individuals suffering from the form HoFH (homozygous) globally. SLN365 has demonstrated promising preclinical results in non-human primates and we anticipate additional preclinical data in the second quarter of 2026.

SLN098 is our siRNA product candidate that works by "silencing" INHBE, a novel target for obesity supported by human genetics, strong preclinical data and emerging third-party clinical data demonstrating early efficacy and safety. Despite recent advances in obesity treatment, limitations of current standards of care leave millions at risk of further complications. Around one billion patients worldwide are affected by obesity and associated co-morbidities. Current obesity treatments offer weight loss around 15-20% which plateaus after 12-24 months and are associated with up to 40% lean muscle mass loss. More than two thirds of weight loss is regained within the first year after discontinuation of treatment. There is also poor tolerability and compliance with up to 30% of patients discontinuing GLP/GIP agonists treatment. SLN098 has the opportunity to address unmet needs including increasing fat loss, preventing muscle mass loss and slowing weight regain. SLN098 has demonstrated deep and durable knockdown in nonhuman primates and we anticipate additional disease model data in the second quarter of 2026 to further validate the mechanism of action. We believe there is an opportunity to develop SLN098 either as a monotherapy or add-on to GLP/GIP agonists or as a weight maintenance treatment.

Our mRNAi GOLD Development Pipeline

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

We have built a promising pipeline of siRNA product candidates based on our mRNAi GOLD™ platform for rare and common diseases with high unmet need.

Our siRNA Product Candidates

Divesiran (SLN124)

Overview

Divesiran is our potential first-in-class siRNA product candidate in Phase 2 development for PV. PV is a rare myeloproliferative neoplasm characterized by the overproduction of RBCs and affects approximately 3.5 million individuals worldwide. Elevated HCT - an index of RBC mass - is a hallmark of the disease. Elevated HCT levels above 45% is associated with a four-times higher rate of death from cardiovascular or thrombotic events. PV is associated with a range of burdensome symptoms including fatigue, cognitive disturbance and pruritis and additionally, longer term can transform to myelofibrosis and Acute Myeloid Leukemia, or AML. The aim of treatment is to maintain HCT less than 45%, a level that is associated with a reduced incidence of thrombosis and cardiovascular-associated death. The current standard of care includes repeated phlebotomies to reduce HCT and/or cytoreductive agents to reduce red blood cell production. There are currently no approved therapies that specifically target RBCs and HCT.

Divesiran is administered subcutaneously and works by specifically binding to and inducing RNAi-mediated degradation of mRNAs made from the TMPRSS6 gene. TMPRSS6 is a negative regulator of hepcidin, which is the main hormone controlling iron homeostasis in the body. While our initial focus is on PV, divesiran has shown the potential in preclinical studies to address multiple hematological conditions through this central mechanism. By silencing TMPRSS6 in PV patients, divesiran aims to increase hepcidin production and release by liver hepatocytes, reducing iron availability to the bone marrow. With less iron available, the overproduction of red blood cells seen in PV is reduced. This helps keep HCT levels in a safer range and can reduce or eliminate the need for phlebotomies. Additionally, siRNA therapies have a highly potent and durable effect - enabling less frequent and more convenient dosing.

In the SANRECO Phase 1 clinical trial evaluating divesiran treatment in 21 PV patients, divesiran produced durable HCT control and substantially reduced phlebotomy use following infrequent dosing (Q6W). Based on the strong durability observed in the Phase 1 trial, the ongoing SANRECO Phase 2 trial is designed to evaluate both a Q6W and Q12W dosing interval. The SANRECO Phase 2 trial is fully enrolled and topline results are anticipated in the third quarter of 2026. The FDA has granted divesiran Fast Track and orphan drug designations for PV. Divesiran has also been granted orphan drug designation by the European Commission for PV in Europe.

Disadvantages of existing treatment options

The primary treatment goal in PV is to reduce the risk of thrombotic events by reducing hematocrit (the percent volume of red blood cells in the blood) to within target levels. The mainstay of treatment is therapeutic phlebotomy to reduce the number of blood cells by regularly removing blood from the patient. Phlebotomy results in erratic, suboptimal control of hematocrit, and regular phlebotomies can be burdensome to the patient. Patients over 60, or those with prior thrombotic events or additional cardiovascular risk factors are also treated with chemotherapy drugs (cytoreductive agents) to suppress blood cell production. The majority of these patients are treated with hydroxyurea, which is poorly tolerated and carries the risk of potential long term side effects. Patients who are resistant or intolerant to hydroxyurea may be treated with the JAK2 inhibitor ruxolitinib (Jakafi), which carries the risk of thrombocytopenia (low platelet count). Finally, some patients are treated with synthetic hepcidin mimetic dosed weekly by subcutaneous injection in clinical trials. In contrast to synthetic hepcidin mimetics, divesiran elevates endogenous hepcidin produced and secreted by the liver, avoiding high local concentrations of hepcidin at the injection site. Based on results from the Phase 1 portion of the SANRECO clinical trial, divesiran has shown the potential to maintain durable HCT control and substantially reduce phlebotomy requirements with infrequent dosing in a broad range of PV patients. Importantly, divesiran has also shown to be well tolerated to-date with no dose-limiting toxicities.

GEMINI Trial

The GEMINI trial was a randomized, double-blind, placebo controlled, single-ascending dose trial to investigate the safety, tolerability, PK and PD response of divesiran (1.0, 3.0 and 4.5 mg/kg doses) administered subcutaneously in 24 healthy volunteers. Key outcomes included:

•
All 3 dose levels were well tolerated with no serious or severe treatment emergent adverse events, or TEAEs, leading to withdrawal.
•
Average hepcidin, a key endogenous regulator of iron balance and distribution, increased up to ~4-fold after a single dose with effect sustained for at least 2 months.
•
Serum iron reduced by ~50% after a single dose with effect sustained for at least two months.
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

SANRECO Phase 1/2 Program

Our SANRECO clinical trial is a Phase 1/2 clinical trial with an open-label dose escalation phase followed by a randomized placebo controlled and double-blind phase of divesiran in PV patients.

The Phase 1 portion of the SANRECO clinical trial completed in February 2025 and was a 34-week, open-label trial that evaluated divesiran (3 mg/kg, 6 mg/kg and 9 mg/kg) administered subcutaneously every six weeks for four doses, with a 16-week follow-up period following the date of the last administered dose in 21 PV patients. Key inclusion criteria for the trial included a PV diagnosis and a history of requiring at least three phlebotomies in the last six months or five phlebotomies in the last year prior to screening. Patients were allowed to be on stable doses of cytoreductive agents. Given the exploratory nature of this Phase 1 clinical trial, both well-controlled patients (defined as those with baseline HCT levels at 45% or less) and uncontrolled patients (defined as those with baseline HCT levels greater than 45%) were enrolled.

Results from the SANRECO Phase 1 trial showed divesiran's potential to maintain durable HCT control to target levels with infrequent dosing (Q6W) without the need for phlebotomies in the target population. A summary of the results can be found below.

•
Results included 21 phlebotomy-dependent PV patients with a combined history of 79 phlebotomies prior to dosing. Therapeutic phlebotomies were essentially eliminated in the target population and mean HCT levels were lowered and maintained to 45% for all cohorts regardless of baseline levels.
•
Divesiran increased hepcidin and ferritin, resulting in elevation of iron body content and improved iron deficiency.
•
Divesiran demonstrated similar results in all patient groups, independent of baseline risk or prior and concurrent therapy.
•
White blood cells were not altered over the time-course of the trial.
•
Platelets increased, reaching a plateau with no reported dose dependent effect.
•
Divesiran was well tolerated with no dose-limiting toxicities.

The ongoing SANRECO Phase 2 trial is a global, randomized, double-blind, placebo-controlled trial evaluating divesiran (6 mg dose level) administered subcutaneously at Q6W and Q12W dosing intervals in 48 PV patients. The trial includes a 36-week, placebo-controlled, double-blind period followed by a three-year double-blind and open-label extension period. The primary endpoint of the trial is the proportion of patients who achieve a response receiving divesiran compared to placebo between 18 and 36 weeks. A responder is defined as a patient with HCT remaining less than 45% in the absence of phlebotomies during this time period. Secondary endpoints include safety and tolerability, pharmacokinetics and quality of life outcomes. The trial is fully enrolled and initial topline results are anticipated in the third quarter of 2026.

SLN548

Overview

SLN548 is our Phase 1 ready siRNA product candidate that works by "silencing" the CFB gene, potentially playing a therapeutic role in conditions associated with over activation of this pathway, including complement-mediated renal diseases, among others. SLN548 has demonstrated promising preclinical results and we are seeking a third-party partner to initiate clinical development.

Zerlasiran (SLN360)

Overview

Zerlasiran is our Phase 3 ready siRNA product candidate for the treatment of cardiovascular disease associated with elevated Lp(a), a lipoprotein in the blood. Lp(a) is an independent risk factor increasing the chances of developing premature cardiovascular diseases, including coronary heart disease and unstable angina, as well as myocardial infarction and ischemic stroke.

Elevated levels of Lp(a) ≥ 125 nmol/L or approximately 50mg/dL are considered to affect at least 20% of the world’s population. The incidence of elevated Lp(a) is thought to be higher in people with established cardiovascular disease and calcific aortic valvular stenosis. Additionally, elevated Lp(a) concentrations are associated with an increased risk of myocardial infarction and ischemic stroke, particularly in stroke patients 55 years of age and younger. There is a genetic link between plasma Lp(a) level and cardiovascular risk. Mutations that genetically cause elevated Lp(a) levels have been linked with increases in myocardial infarction, ischemic stroke, carotid stenosis, peripheral arterial disease (including femoral artery stenosis), abdominal aortic aneurysm, obstructed coronary vessels (i.e. coronary atherosclerotic burden), earlier onset of coronary artery disease, cardiovascular and all-cause mortality, increased risk of heart failure and reduced longevity. Importantly, these causal relationships are independent of concentrations of other lipids and lipoproteins, including low-density lipoprotein (LDL) and conventional cardiovascular disease risk factors. Conversely, a genetically determined decrease in Lp(a) has been associated with a 29% lower risk of coronary artery disease, 31% lower risk of peripheral vascular disease, 17% lower risk of heart failure, 13% lower risk of stroke and a 37% lower risk of aortic stenosis.

Zerlasiran is administered subcutaneously and has the potential to reduce these diseases by specifically binding to and inducing RNAi-mediated degradation of the mRNAs made from LPA, the gene that encodes apolipoprotein(a), a protein specifically found in Lp(a). Zerlasiran’s mode of action creates an opportunity to develop this product candidate for several indications for which Lp(a) has been shown to be a causal, independent risk factor. In Phase 1 and 2 clinical trials, zerlasiran showed the potential to substantially reduce Lp(a) levels in ASCVD patients with maximum reductions exceeding 90% during the treatment period. Lp(a) reductions persisted 60 weeks following the first dose, indicating the potential for infrequent dosing. We have received positive regulatory feedback from the FDA and EMA on the Phase 3 cardiovascular outcomes study design for zerlasiran and have completed core Phase 3 readiness activities. Zerlasiran is Phase 3 ready and we are seeking a third-party partner for potential Phase 3 development.

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

In the APOLLO single dose trial of zerlasiran in healthy adults, participants in the top two zerlasiran dose groups (300 mg and 600 mg) were observed to have experienced up to a 96% and 98% median reduction in Lp(a) levels, respectively, and median reductions of up to 71% and 81% from baseline persisted at 150 days. Other efficacy measures included the effects of zerlasiran on LDL cholesterol and ApoB, both of which are associated with an increased risk of cardiovascular events. The highest doses of zerlasiran reduced LDL cholesterol and ApoB by about 25%. Zerlasiran was observed to be well tolerated with no serious safety concerns reported.

In the APOLLO multiple dose trial of zerlasiran in 36 adults with stable ASCVD and high Lp(a) greater than 150 nmol/L, zerlasiran dose groups (200 mg, 300 mg and 450 mg) demonstrated a significant reduction from baseline in Lp(a) of up to 99% at 90 days following injection of repeated doses. Lp(a) levels remained approximately 90% lower than baseline at 201 days (end of treatment period) at the two highest doses. A dose dependent reduction in LDL cholesterol and ApoB was also observed. Zerlasiran continued to be observed to be well tolerated with no serious safety issues identified.

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

In the ALPACAR-360 Phase 2 clinical trial, zerlasiran produced greater than 80% mean time-averaged placebo-adjusted reductions from baseline in Lp(a) concentrations over 36 weeks. Maximum Lp(a) reductions exceeded 90%. At the final visit, 60 weeks following initial drug administration, reductions in Lp(a) persisted with infrequent dosing. Zerlasiran was also observed to reduce time-averaged LDL-C by ~25-30% and Apo B by ~10-15%. Zerlasiran was observed to be well tolerated with no major safety issues identified.

SLN312

Overview

SLN312 is our siRNA product candidate under our collaboration with AstraZeneca that works by "silencing" ANGPTL3, an important modulator of lipid metabolism. Inhibition of ANGPTL3 has emerged as a promising new therapeutic approach to reduce LDL-C levels independent of the LDL receptor function. Since ANGPTL3 suppresses lipoprotein lipase, or LPL, and endothelial lipase, or EL, activities, its inhibition facilitates the clearance of very low-density lipoprotein cholesterol, decreasing both LDL-C and triglyceride, or TG, levels. AstraZeneca shared interim results from its Phase 1 randomized, single-blind, placebo-controlled trial assessing SLN312 in 98 patients with dyslipidemia. Interim results showed SLN312 produced durable dose-dependent reductions in ANGPTL3, triglycerides and atherogenic lipoproteins after single and multiple doses. The strong duration of effect observed supports potential for infrequent dosing. SLN312 was well tolerated with no safety concerns identified. Phase 1 data presentations are planned for medical and research congresses in 2026. On March 4, 2026, AstraZeneca notified Silence that they will not pursue further development beyond Phase 1. We will re-gain full development, manufacturing and commercialization rights globally to this clinical asset following Phase 1 and are evaluating plans for further clinical development.

SLN365

Overview

SLN365 is our potential first-in-class siRNA product candidate that works by "silencing" GPR146, a novel mechanism of action for the management of cholesterol levels in patients, independent of LDLR function. Hypercholesterolemia is a highly prevalent indication with an estimated 1 in 300 individuals worldwide living with the familial form HeFH (heterozygous) and around 1 in 300,000 individuals suffering from the form HoFH (homozygous) globally. SLN365 has demonstrated promising preclinical results in non-human primates and we anticipate additional preclinical data in the second quarter of 2026.

SLN098

Overview

SLN098 is our siRNA product candidate that works by "silencing" INHBE, a novel target for obesity supported by human genetics, strong preclinical data and emerging third-party clinical data demonstrating early efficacy and safety. Despite recent advances in obesity treatment, limitations of current standards of care leave millions at risk of further complications. Around one billion patients worldwide are affected by obesity and associated comorbidities. Current obesity treatments offer weight loss around 15-20% which plateaus after 12-24 months and are associated with up to 40% lean muscle mass loss. More than two thirds of weight loss is regained within the first year after discontinuation of treatment. There is also poor tolerability and compliance with up to 30% of patients discontinuing GLP/GIP agonists treatment.

SLN098 has the opportunity to address unmet needs including increasing fat loss, preventing muscle mass loss and slowing weight regain. SLN098 has demonstrated deep and durable knockdown in nonhuman primates and we anticipate additional disease model data in the second quarter of 2026 to further validate the mechanism of action. We believe there is an opportunity to develop SLN098 either as a monotherapy or add-on to GLP/GIP agonists or as a weight maintenance treatment.

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

The collaboration covered five targets initially with AstraZeneca opting to extend the collaboration to a further five targets. AstraZeneca agreed to pay us $10.0 million upon the exercise of each option to collaborate on an additional target. For each target selected, we are eligible to receive up to $140.0 million in potential milestone payments upon the achievement of milestones relating to the initiation of specified clinical trials, the acceptance of specified regulatory filings and the first commercial sale in specified jurisdictions. For each target selected, we are also eligible to receive up to $250.0 million in potential commercial milestone payments, upon the achievement of specified annual net sales levels, as well as tiered royalties as a percentage of net sales ranging from the high single digits to the low double digits.

In May 2023, AstraZeneca nominated the first product candidate under our collaboration, SLN312 (ANGPTL3), triggering a $10 million option fee to us. In February 2024, AstraZeneca initiated a Phase 1 clinical trial for SLN312 which triggered another $10 million milestone payment to us. On March 4, 2026, AstraZeneca notified Silence that they will not pursue further development of SLN312 beyond Phase 1. We will re-gain full development, manufacturing and commercialization rights globally to this clinical asset following Phase 1 and are evaluating plans for further clinical development.

Hansoh

In October 2021, we announced a collaboration agreement with Hansoh, one of the leading biopharmaceutical companies in China, to develop siRNAs for three undisclosed targets leveraging our proprietary mRNAi GOLD™ platform. Under the terms of the agreement, Hansoh had the exclusive option to license rights to the first two targets in Greater China, Hong Kong, Macau and Taiwan following the completion of Phase 1 trials. We retained exclusive rights for those two targets in all other territories. We were responsible for all activities up to option exercise and retained responsibility for development outside the China region post phase 1 trials. Hansoh also had the exclusive option to license global rights to a third target at the point of IND filing. Hansoh was responsible for all development activities post option exercise for the third target. Hansoh made a $16 million upfront payment to us in December 2021. We achieved our first $2 million research milestone payment in the Hansoh collaboration in April 2022. In 2023, we achieved two additional preclinical milestones and received $4 million from the Hansoh collaboration. In 2024, we achieved an additional preclinical milestone of $2.0 million from the Hansoh collaboration. In December 2024, Hansoh notified us that it will not pursue further development under the Hansoh collaboration. This action represented the conclusion of all required development activities and commitments under the terms of the Hansoh collaboration and we retain the exclusive rights globally for all three targets evaluated under the Hansoh collaboration.

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

As of December 31, 2025, we have more than 200 granted patents and over 100 more pending patent applications in the U.S., Europe, China, and other jurisdictions. These patents and patent applications cover both our innovative platform technologies as well as our products and pipeline candidates. We regularly file priority patent applications to secure early filing dates for novel inventions, with our R&D and Intellectual Property personnel working in coordination to identify and evaluate potential innovations, and to draft and file corresponding applications with the patent office. We file patent applications and maintain patents in multiple commercially or strategically important jurisdictions, such as the U.S., European Union and U.K., China, Japan, Canada, South Korea, Australia, Israel, India, and New Zealand, and other strategically important markets in South America, Asia, and Africa.

Our granted patents and pending patent applications include compositions of matter claims directed to siRNA molecules and compositions for both pre-clinical candidates and clinical products. For example, the patent families for our SLN124 and SLN360 clinical products cover the corresponding siRNA molecules themselves (e.g., specific nucleic acid sequences) and their specific modifications, linkers, formulations, doses, and therapeutic uses. Our patents and patent applications also include claims directed to different aspects of siRNA conjugation, delivery, and chemical modifications providing improvements to the specificity, stability and efficacy of siRNA molecules.

Our earliest filed patent applications directed to 19-mer blunt-ended siRNAs with particular siRNA modification patterns expired in August 2023. Our current patent application families directed to siRNA chemistry toolbox elements, if and when granted, would not be expected to expire until at least 2036. Our current patent families covering siRNA sequences directed to specific target genes and associated uses for our SLN360 and SLN124 product candidates, if and when granted, would not be expected to expire until at least 2038. Our patent portfolio is continuously expanding, providing multiple layers of exclusivity protection for our products and pipeline candidates. In many jurisdictions including the US, Europe, Japan and China, the lifetime of a product-related patent can be further extended beyond their expected natural expiration date, for example to add back a portion of the time that the corresponding product is under clinical or regulatory evaluation, providing additional product exclusivity (typically not more than 5 years from the expected natural expiration date).

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

Third-party payers are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for medical products. For example, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least 7 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. In addition, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of healthcare services and products. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payer’s determination to provide coverage for a drug product does not assure that other payers will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our product candidates from coverage. The cost containment measures that healthcare payers and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our product candidates in whole or in part. Further, coverage policies and third-party payer reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for products for which we receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

There have been several U.S. government initiatives over the past several years to fund and incentivize certain comparative effectiveness research, including creation of the Patient-Centered Outcomes Research Institute under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the PPACA. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payers do not consider our product candidates to be cost-effective compared to other available therapies, they may not cover our product candidates, once approved, as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our product on a profitable basis. The PPACA substantially changed the way healthcare is financed by both governmental and private insurers. Since its enactment, there have been amendments and judicial, Congressional and executive branch challenges to certain aspects of the PPACA. For example, on July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law, which narrowed access to PPACA marketplace exchange enrollment and declined to extend the PPACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired PPACA subsidies.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding.

Individual states in the United States also have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. It is possible that other healthcare reform measures may be adopted in the future.

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

The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. During the development of a medicinal product, the EU and national medicines regulators within the European Union provide the opportunity for dialogue and guidance on the development program. At the EU level, developers of medicinal products can ask the EMA for scientific advice and protocol assistance at any stage of development and regardless of whether the medicinal product is eligible for the centralized authorization procedure or not. Assistance is given by the EMA’s Committee for Medicinal Products for Human Use, or CHMP, on the recommendation of the Scientific Advice Working Party. A fee is incurred with each scientific advice procedure, but this can be waived for orphan medicinal products. Advice from the EMA is provided based on questions concerning, quality aspects (manufacturing, chemical, pharmaceutical and biological testing of the medicine ), nonclinical testing (toxicological and pharmacological tests designed to show the activity of the medicine in the laboratory) and clinical aspects (appropriateness of studies in patients or healthy volunteers, selection of endpoints), methodological issues (statistical tests to use, data analysis, modelling and simulation), overall development strategy (conditional marketing authorization, bridging strategy for generics, safety database), significant benefit for maintaining orphan designation, and pediatric developments. To the extent that we do obtain such scientific advice in the future, while the company is expected to respect the outcome of the scientific advice procedure, such advice is not legally binding.

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

Other EU Compliance Requirements

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

Much like the Anti-Kickback Statute prohibition in the United States, described above, the provision of benefits or advantages to physicians and other health care professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. Interactions between pharmaceutical companies and health care professionals are governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Payments made to physicians and other health care professionals in certain EU Member States must be publicly disclosed. Moreover, agreements with health care professionals may require prior notification or approval by the health care professional’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Pricing and Reimbursement in the European Union

Governments influence the price of medicinal products in the European Union through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. This Health Technology Assessment, or HTA, process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. In December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA Regulation, was adopted. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and establishes the framework for EU level joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. The HTA Regulation entered into application on January 12, 2025, through a phased implementation based on the type of product (i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030) and is intended to harmonize the clinical benefit assessment of HTA across the European Union. The Regulation permits EU Member States to use common tools, methodologies, and procedures and requires them to rely on EU‑level joint clinical assessment reports for the clinical components of their national HTA evaluations. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. Other EU Member States allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription medicines, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

Regulatory Framework in the United Kingdom

The Medicines and Healthcare products Regulatory Agency ("MHRA") is the United Kingdom’s standalone regulator for medicinal products and medical devices.

While the United Kingdom’s regulatory framework for clinical trials was historically based on the Medicines for Human Use (Clinical Trials) Regulations 2004, which implemented the former EU Clinical Trials Directive, this has been significantly reformed by the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2024. The new legislation, which was adopted in April 2025, modernizes the United Kingdom's approach to make it a more attractive location for research, and includes key features such as: (i) a risk-proportionate approach, including a notification scheme for lower-risk trials; (ii) a combined review process integrating ethics committee and regulatory approvals into a single, streamlined pathway; (iii) enhanced transparency requirements mandating registration of clinical trials in a public registry and publication of trial results within 12 months of trial completion (with scope for deferrals in certain circumstances); (iv) greater flexibility to support innovation in clinical trial design; and (v) measures to promote patient and public involvement. The amendments will become applicable on April 28, 2026, following a one-year transition period.

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

All existing marketing authorizations of the EU for centrally authorized products were automatically converted or grandfathered into the United Kingdom’s marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. On January 1, 2025, the “Windsor Framework” came into effect, reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products and introducing a United Kingdom-wide licensing process for medicines.

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

Employees and Human Capital Resources

As of December 31, 2025, we had 88 full-time employees who work primarily in the United Kingdom, Germany and the United States. Of these employees, 62 are engaged in research and development activities and 26 are engaged in business development, finance, information systems, facilities, human resources or administrative support. Further, we have 26 employees who hold M.D. or Ph.D. degrees. None of our employees are subject to collective bargaining agreements. We consider our relationships with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate employees and directors through the granting of equity-based compensation awards.

Corporate Information

We were incorporated as a public limited company under the laws of England and Wales on November 18, 1994, under the name Stanford Rook Holdings plc with company number 2992058. In July 2005, we acquired Atugen AG, a company specializing in siRNA. On April 26, 2007, we changed our name to Silence Therapeutics plc. Our principal executive offices are located at 12 Hammersmith Grove, London W6 7AP, United Kingdom and our telephone number is +44 20 3457 6900. Our registered office address is 27 Eastcastle Street, London, W1W 8DH, United Kingdom. Our ADSs were listed on the Nasdaq Capital Market under the symbol “SLN” in September 2020. In June 2021, we moved our Nasdaq listing from the Nasdaq Capital Market tier to the Nasdaq Global Market tier. In November 2021, the admission of our ordinary shares to trading on AIM of the London Stock Exchange was cancelled. Our website address is www.silence-therapeutics.com. Our agent for service of process in the United States is Silence Therapeutics Inc., c/o Harvard Business Services, Inc., 16192 Coastal Hwy, Lewes, Delaware 19958, USA.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the Securities and Exchange Commission, or the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at www.silence-therapeutics.com when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report is not incorporated by reference into this filing. Further, our references to website links are intended to be inactive textual references only.

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

We are a clinical-stage biopharmaceutical company. As of the date of this Annual Report, our operations have been primarily limited to developing our siRNA product platform, undertaking basic research around siRNA targets, conducting preclinical and clinical studies and out-licensing some of our intellectual property rights. We have not yet obtained marketing approval for any product candidates and may not for the foreseeable future, if ever. Consequently, any predictions about our future success or viability, or any evaluation of our business and prospects, may not be accurate.

We have incurred net losses in each year since our inception. Our net losses were $88.6 million for the year ended December 31, 2025 and $45.3 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $562.6 million. Our losses have resulted primarily from costs related to our research and development programs, including our preclinical and clinical development activities.

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

We have historically funded our operations through upfront payments and milestones from collaboration agreements, equity offerings and proceeds from private placements, as well as management of expenses and other financing options. As of December 31, 2025, we had cash and cash equivalents and U.S. treasury bills of $85.1 million. We expect that our existing cash and cash equivalents will provide sufficient funds to continue to meet our liabilities as they fall due and for at least the next twelve months from the issuance of the December 31, 2025 financial statements. However, it is possible that our costs will be higher than expected, that our operating plan may change as a result of many factors currently unknown to us, and that we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements.

In accordance with Accounting Standards Codification ("ASC") 205, "Disclosure of Uncertainties about and Entity's Ability to Continue as a Going Concern, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The forecast for evaluating the going concern basis of the Company includes continued investment in our technology platform and product pipeline. The forecast does not include collaboration milestones which have not been fully achieved or other assumptions for potential future non-dilutive or dilutive funding sources. Based on this evaluation, the Company believes that its current cash and cash equivalents and U.S. treasury bills as of December, 31, 2025 are sufficient to fund its forecasted operating expenses and capital requirements into 2028.

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

Further, our focus solely on siRNA technology for developing drugs as opposed to multiple, more proven technologies for drug development increases the risks associated with the ownership of our securities. If we are not successful in developing any product candidates using siRNA technology, we may be required to change the scope and direction of our product development activities. In that case, we may not be able to identify and successfully implement an alternative product development strategy.

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

In the past, we have entered into collaborations with other parties, including pharmaceutical and biotechnology companies like Hansoh Pharmaceutical Group Company Limited, or Hansoh, and AstraZeneca PLC, or AstraZeneca, to develop products based on our RNAi technology, and such collaborations and licensing arrangements currently represent a significant portion of our product candidate pipeline. Certain of our collaborations have provided us with important funding for some of our development programs and we expect to receive additional funding under collaborations in the future if certain milestones are achieved although not all of our collaborations may result in funding to us, and certain collaborations, licenses and agreements may result in increased expenditures by us.

Our dependence on collaborators for capabilities and funding means that our business could be adversely affected if any collaborator materially amends or terminates its collaboration agreement with us or fails to perform its obligations under that agreement. Our current or future collaborations, if any, may not be scientifically or commercially successful. Disputes may arise in the future with respect to the ownership of rights to technology or products developed with collaborators, which could have an adverse effect on our ability to develop and commercialize any affected product candidate. Our current collaborations allow, and we expect that any future collaborations will allow, either party to terminate the collaboration for a material breach by the other party. In addition, our collaborators may have additional termination rights for convenience with respect to the collaboration or a particular program under the collaboration, under certain circumstances. For example, we recently concluded our collaboration with Hansoh in December 2024. As a result, we may have to attract a new collaborator or develop expanded research and development, sales, distribution and marketing capabilities internally, which would require us to invest significant amounts of financial and management resources.

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

Adverse effects, or AEs, caused by our product candidates could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. Certain oligonucleotide therapeutics have been observed to result in injection site reactions and pro-inflammatory effects and may also lead to impairment of kidney or liver function. There is a risk that our future product candidates may induce similar AEs.

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

As of December 31, 2025, we had 86 employees. In the future, we may expand our employee base to increase our managerial, scientific, operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

If we fail to introduce new products or keep pace with advances in technology, our business, financial condition and results of operations could be adversely affected.

We believe we spend a relatively low amount on technological innovation compared to our larger competitors. There is a risk that competitors will be quicker to develop new technologies, new products for the same gene targets or new delivery methods of nucleic acids into novel cell types, particularly once competitors learn about new gene targets that we or our collaborators have selected for the development of siRNA molecules. We will need to successfully introduce new products to achieve our strategic business objectives. Our successful product development will depend on many factors, including our ability to attract strong talent to lead our research and development efforts, adapt to new technologies, obtain regulatory approvals on a timely basis, demonstrate satisfactory clinical results, manufacture products in an economical and timely manner, obtain appropriate intellectual property protection for our products, gain and maintain market acceptance of our products, and differentiate our products from those of our competitors. In addition, patents attained by others may preclude or delay our commercialization of a product. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance. If we cannot successfully introduce new products or adapt to changing technologies, our products may become obsolete, and our revenue and profitability could suffer.

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

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, fire, storm, flood, power loss, earthquakes, telecommunications failures, and other similar threats. These events could lead to the unauthorized access, disclosure and use of our sensitive data and information technology systems. The techniques used by criminal elements to attack computer systems can be sophisticated, change frequently and may originate from less regulated and remote areas of the world and increasingly involve highly resourced threat actors such as organized criminals and nation states. During times of war and other major conflicts, we, the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks. As a result, we cannot provide assurance that our efforts to address these threats proactively or implement adequate preventative measures will always be successful.

Remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. We may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

We rely on third-parties to operate critical business systems that process sensitive data. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience, and in certain cases have experienced, adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not and may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to operate our business. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures designed to protect our information technology systems and sensitive information.

If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we could experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), litigation (including class claims) and enforcement actions, additional reporting requirements and/or oversight, restrictions on processing sensitive information (including personal data), indemnification obligations; negative publicity, reputational harm, monetary fund diversions, diversion of management attention, and interruptions in our operations (including availability of clinical trial data), financial loss, and other similar harms. Security incidents and attendant material consequences may negatively impact our ability to grow and operate our business. In addition, any sustained disruption in internet systems or network access provided by other companies could harm our business. Similarly, if a security incident were to occur, we may be required, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences, including reputational damage, investigations and fines from regulators, as well as litigation. Furthermore, if we are required to disclose the occurrence of a cybersecurity incident, the price of our ADSs may be negatively impacted.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Relatedly, our contracts with third parties with whom we work may limit the types and/or amounts of damages that we can recover from those third parties, even where the third party is responsible for a privacy or cybersecurity incident or violation. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive data of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative artificial intelligence ("AI"), technologies.

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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, and financial information (collectively, sensitive data).

Our data processing activities subject us to privacy and data protection obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

Outside the United States, an increasing number of laws, regulations, guidance and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (U.K. GDPR) (collectively, the GDPR) impose strict requirements for processing personal data (including health data). Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom have significantly restricted the transfer of personal data to third countries, including the United States, whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law (e.g., the EEA Standard Contractual Clauses, the United Kingdom’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the United Kingdom’s extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework)), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability engage in transactions or agreements with certain third parties in the future.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (CCPA) applies to the personal data of consumers, business representatives, and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work, should we become subject to such laws in the future. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. Failure to comply with federal and state laws in the United States regarding privacy and security of personal data could further expose us to penalties under privacy and data protection laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business.

In addition, our employees and personnel use generative AI or automated decision-making technologies (collectively, AI technologies) to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI technologies, it could make our business less efficient and result in competitive disadvantages.

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

Obligations related to data privacy and security (and individuals’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third party with whom we work to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data (including clinical trial data); orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

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

Healthcare providers and third-party payers play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payers and customers may expose us to broadly applicable U.S. federal and state fraud and abuse, transparency, health data privacy, and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research as well as market, sell and distribute our products for which we obtain marketing approval. If we are found to be in violation of any of any healthcare laws or any other federal or state regulations, we may be subject to significant administrative, civil and/or criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from federal health care programs, additional reporting requirements and/or oversight, and the curtailment or restructuring of our operations. For more information regarding the healthcare laws to which we may be subject, see “Business—Federal and State Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations and Foreign Equivalents”.

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

In addition, the policies of the FDA, the competent authorities of the EU Member States, the EMA, the European Commission and other comparable regulatory authorities responsible for clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR introduces, among other changes, a centralized application system, coordinated review procedures, expanded reporting and increased transparency obligations. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

Following a public consultation that began in 2022, the United Kingdom government has enacted new legislation to overhaul the clinical trials regulatory framework. In April 2025, the UK adopted an amendment to the Medicines for Human Use (Clinical Trials) Regulations 2004 intended to support a more streamlined and flexible regulation of clinical trials, remove unnecessary administrative burdens on trial sponsors, and protect the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials into closer alignment with the CTR. The amendment will become applicable on April 28, 2026, following a one-year transition period. While these changes introduce efficiencies and align with some principles of the EU's CTR, divergence between the United Kingdom and EU regulatory systems remains. Any significant divergence could affect the cost and complexity of conducting clinical trials in the United Kingdom and may impact the acceptability of United Kingdom-based trial data for seeking marketing authorizations in the EU, and vice versa.

Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. The HTA Regulation has applied from January 12, 2025, although it will enter into force iteratively and initially apply to new active substances to treat cancer and to all advanced therapy medicinal products (ATMPs), it will then be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Selected high-risk medical devices will also be assessed under the HTA Regulation as of 2026. The HTA Regulation is intended to harmonize the clinical benefit assessment of HTA across the EU and permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. However, there is concern that there are insufficient slots available for joint scientific advice during development. If advice is unavailable during development, there is a higher risk of data gaps and therefore delays in access for patients. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA does not apply in the United Kingdom. However, MHRA is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium, the National Institute for Health and Care Excellence, or NICE, and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products, including, effective as of 31 March, 2025, relaunching the Innovative Licensing and Access Pathway with more predicable timelines and closer involvement of the National Health Service.

In addition, on December 11, 2025, the European Commission, the Parliament and the European Council reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation (the Pharma Package). The reform has been under negotiation since the European Commission submitted its proposal in April 2023. This package - comprised of a new directive and regulation to replace existing legislation – aims to modernize the EU framework. The political agreement is still subject to formal approval by the European Parliament and Council. If approved in the form proposed, the Pharma Package will, among other changes, reduce the baseline market protection period by one year, with limited opportunities for extensions; reshape the incentives regime for orphan medicinal products; and expand the Bolar exemption. A decrease in market exclusivity opportunities for our product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, our development plans may be impacted. For more information regarding the healthcare reforms that may affect our business, see “Business—Coverage and Reimbursement in the United States”.

We may face uncertainty related to pricing, coverage and reimbursement for our product candidates.

Sales of our product candidates in the United States, if approved, will depend, in part, on the extent to which such products will be covered by third-party payers, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payers are increasingly limiting coverage and/or reducing reimbursements for medical products and services. A third-party payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payer’s determination to provide coverage for a drug product does not ensure that other payers will also provide coverage for the drug product.

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

Our consolidated financial statements are presented in U.S. dollars. The individual financial statements of each subsidiary is prepared in the currency of the primary economic environment in which the entity operates (its functional currency). Our transactions are commonly denominated in U.K pounds sterling; however, we incur a portion of our expenses in other currencies, primarily U.S. dollars and in the past, we received payments under collaboration agreements in U.S. dollars. As a result, fluctuations in exchange rates, particularly between the pound sterling on the one hand and the U.S. dollar and Euro on the other hand, may adversely affect our reported results of operations and cash flows. Our business and the price of our ADSs may be affected by fluctuations in foreign exchange rates between the pound sterling and these and other currencies, any of which may have a significant impact on our results of operations and cash flows from period to period.

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

Risks Related to Our ADSs

We are a “smaller reporting company” and, as a result of the reduced disclosure requirements applicable to smaller reporting companies, our ADSs may be less attractive to investors.

We are a “smaller reporting company,” as defined in the Exchange Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We are also a non-accelerated filer and are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to these requirements.

We cannot predict if investors will find our ADSs less attractive because we may rely on these exemptions. If some investors find our ADSs less attractive as a result, there may be a less active trading market for our ADSs and our ADS price may be more volatile. We may take advantage of these reporting exemptions until we are no longer a “smaller reporting company.” We will remain a “smaller reporting company” until (a) the aggregate market value of our outstanding ADSs held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $250 million or more and we reported annual net revenues as of our most recently completed fiscal year of $100 million or more, or (b) the aggregate market value of our outstanding ADSs held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $700 million or more, regardless of annual revenue.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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
•
commencement of, or involvement in, litigation involving us;
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

Some companies that have experienced volatility in the trading price of their securities have been the subject of securities class action litigation. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms.

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

Members of our senior management, directors and current beneficial owners of 5% or more of our ordinary shares and their respective affiliates, in the aggregate, beneficially owned approximately 46% of our issued and outstanding ordinary shares, based on the number of ordinary shares issued and outstanding as of December 31, 2025. As a result, depending on the level of attendance at general meetings of our shareholders, these persons, acting together, would be able to significantly influence all matters requiring shareholder approval, including the election, re-election and removal of directors, any merger, scheme of arrangement, or sale of all or substantially all of our assets, or other significant corporate transactions, and amendments to our articles of association. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our ADSs by:

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

Based on the nature of our activities and the composition of our income and assets, we believe we were classified as a PFIC for our taxable year ended December 31, 2025. However, no assurances regarding our PFIC status can be provided for any past, current or future taxable year. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. Accordingly, our U.S. counsel expresses no opinion with respect to our PFIC status for any prior, current or future taxable year.

For each year we are treated as a PFIC with respect to U.S. Holders (as defined below), U.S. Holders will be subject to adverse U.S. federal income tax consequences, such as ineligibility for any preferential tax rates for individuals on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional reporting requirements under U.S. federal income tax laws and regulations, unless such U.S. Holder makes a “qualified electing fund” election, or QEF Election, with respect to all taxable years during such U.S. Holder’s holding period in which we are a PFIC, or our ordinary shares constitute “marketable stock” and such U.S. Holder makes a mark-to-market election.

If a U.S. Holder makes an effective QEF Election, the U.S. Holder will be required to include in gross income each year, whether or not we make distributions, as capital gains, such U.S. Holder’s pro rata share of our net capital gains and, as ordinary income, such U.S. Holder’s pro rata share of our earnings in excess of our net capital gains. However, a U.S. Holder can only make a QEF Election with respect to our ordinary shares or ADSs in a PFIC if such company agrees to furnish such U.S. Holder with certain tax information annually. For the taxable year ending December 31, 2025, we intend to make available, upon request, certain information to enable U.S. Holders to make a QEF Election with respect to our ordinary shares or ADSs. However, we cannot guarantee that we will make such information available for all years in which we are a PFIC or that the information will be available at the time required for any particular U.S. Holder to make a QEF Election.

If we are a PFIC and our ordinary shares or ADSs are “marketable stock,” U.S. Holders can avoid the interest charge on excess distributions or gain relating to the common shares by making a mark-to-market election on our ordinary shares or ADSs. Our ordinary shares or ADSs will be marketable stock if they are “regularly traded” on certain stock exchanges (including Nasdaq). A U.S. Holder that makes a mark-to-market election must include in ordinary income for each year an amount equal to the excess, if any, of the fair market value of the ordinary shares or ADSs at the close of the taxable year over the U.S. Holder’s adjusted tax basis in the common shares. An electing holder may also claim an ordinary loss deduction for the excess, if any, of the U.S. Holder’s adjusted basis in the ordinary shares or ADSs over the fair market value of the ordinary shares or ADSs at the close of the taxable year, but this deduction is allowable only to the extent of any net mark-to-market gains for prior years. Gains from an actual sale or other disposition of the ordinary shares or ADSs will be treated as ordinary income, and any losses incurred on a sale or other disposition of the shares will be treated as an ordinary loss to the extent of any net mark-to-market gains for prior years. Once made, the election cannot be revoked without the consent of the IRS unless the ordinary shares or ADSs cease to be marketable stock.

If we are classified as a PFIC in any year with respect to which a U.S. Holder owns the ordinary shares or ADSs, we will continue to be treated as a PFIC with respect to such U.S. Holder in all succeeding years during which the U.S. Holder owns the ordinary shares or ADSs, regardless of whether we continue to meet the tests described above unless we cease to be a PFIC and the U.S. Holder makes a “deemed sale” election under the PFIC rules. If such a deemed sale is made, a U.S. Holder will be deemed to have sold the ordinary shares or ADSs the U.S. Holder holds at their fair market value on the last day of the last taxable year for which we are a PFIC, and any gain from such deemed sale would be subject to the excess distribution rules described below. After the deemed sale election, so long as we do not become a PFIC in a subsequent taxable year, the U.S. Holder’s ordinary shares or ADSs with respect to which such election was made will not be treated as shares in a PFIC and the U.S. Holder will not be subject to the rules described below with respect to any “excess distribution” the U.S. Holder receives from us or any gain from an actual sale or other disposition of the ordinary shares or ADSs.

Each U.S. Holder should consult its own tax advisors with respect to the potential adverse U.S. tax consequences to it if we are or were to become a PFIC and any elections (including a QEF Election, mark-to-market election, or deemed sale election) that may be available to such U.S. Holder that relate to our status as a PFIC.

A “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of our ordinary shares or ADSs and is:

•
a citizen or individual resident of the United States;
•
a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state therein or the District of Columbia;
•
an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

• a trust that (a) is subject to the primary supervision of a U.S. court and the control of one or more “United States persons” (within the meaning of Section 7701(a)(30) of the Code) or (b) has a valid election in effect to be treated as a United States person for U.S. federal income tax purposes.

We may be unable to use U.K. carryforward tax losses to reduce future tax payments or benefit from favorable U.K. tax legislation.

As a U.K. resident trading entity, we are subject to U.K. corporate taxation. Due to the nature of our business, we have generated losses since inception. As of December 31, 2025, we had cumulative U.K. carryforward tax losses of $231.6 million. Subject to any relevant restrictions (including those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half the ordinary shares of the company and a major change in the nature, conduct or scale of the trade), we expect these to be available to carry forward and offset against future operating profits.

As a company that carries out extensive research and development, or R&D, activities, we seek to benefit from the U.K. R&D tax credit regime. In respect of accounting periods in which we qualify as a Small and Medium-sized Enterprise, or SME, and in which qualifying R&D expenditure represents 30% (for periods from April 1, 2024) or more of the total (meaning we are considered as "R&D-intensive" during such accounting period), we may, under this regime, surrender the trading losses that arise from our R&D activities for a cash rebate of up to 26.97% of qualifying R&D expenditure. Accordingly, if we cease to qualify as an R&D-intensive SME, in future, we will either cease to be able to claim cash rebates in respect of our R&D activities, or only be able to receive cash payments or other tax relief (under other provisions of the U.K. R&D tax credit regime) at a significantly lower rate than at present. Further, the regime’s rules are complex, and if a tax authority were to challenge or seek to disallow our claims (in whole or in part), for example by asserting that we do not (or the relevant expenditure does not) meet the technical conditions to be granted tax credits (or cash rebates), then such challenge or disallowance, if successful, could have a material impact on our cash-flow and financial performance. In addition, future changes to the U.K. R&D tax credit regime may mean that we no longer qualify for it or have a material impact on the extent to which we can make claims (or benefit from them).

In the event we generate revenues in the future, we may benefit from the U.K. “patent box” regime that allows profits attributable to revenues from patents or patented products to be taxed at an effective rate of 10%. Our patent families, whether solely owned or jointly owned, create rights in current or future patent applications which, if issued, would cover our product candidates, and accordingly, future upfront fees, milestone fees, product revenues and royalties could be taxed at this tax rate. When taken in combination with the enhanced relief available on our R&D expenditures, we expect a long-term lower effective rate of corporation tax to apply to us. If, however, there are unexpected adverse changes to the U.K. R&D tax credit regime or the “patent box” regime, or for any reason we are unable to qualify for such advantageous tax legislation, or we are unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments, then our business, results of operations, and financial condition may be adversely affected. This may impact our ongoing requirement for investment and the timeframes within which additional investment is required.

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

The Takeover Panel has confirmed that based on the composition of our board of directors following Alistair Gray’s retirement from the board, effective May 1, 2024, we are no longer subject to the Takeover Code. As a result, our shareholders are not currently entitled to the benefit of certain takeover offer protections provided under the Takeover Code. We believe that this position is unlikely to change until the end of the transitional period, but, in accordance with good practice, we will review the situation on a regular basis and consult with the Takeover Panel if there is any change in our circumstances which may have a bearing on whether the Takeover Panel would determine our place of central management and control to be in the United Kingdom.

Following the end of the transitional period, with effect from February 3, 2027, the “residency test” will be abolished in its entirety and we expect we will no longer be subject to the jurisdiction of the Takeover Code at all from that time, unless our securities are listed in the United Kingdom.

We have incorporated certain takeover protections in our articles of association, which apply in circumstances where the Takeover Code does not apply to us. A resolution was passed at our annual general meeting held on June 26, 2025, to approve the continued application of these provisions until our 2026 annual general meeting.

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

Item 1B. Unresolved Staff Comments

Not applicable to us since we are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer under SEC rules.

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

Our assessment and management of identified material risks from cybersecurity threats are integrated into our overall risk management processes. For example, certain information about our assessment and management of material risks from cybersecurity threats is included in risk management reports as applicable to senior leadership and the audit committee.

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

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the Executive Leadership Team, or ELT. The ELT works with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response process includes notifying the audit and risk committee of the board of directors, as appropriate.

The board of directors’ audit and risk committee receives annual reports from our Head of IT, concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The audit and risk committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.

Item 2. Properties

We lease office space in London, England for our corporate headquarters and general and administrative functions, which consists of approximately 4,000 square feet, under a lease with a term through September 2027. We also lease regional offices and laboratory space in Berlin, Germany (two leases: rolling contract basis with either party being able to end the lease upon 11.5 months’ prior notice) and Hoboken, New Jersey, USA (six leases: current lease end dates of April 2026, August 2026, October 2026, with either party being able to end the lease upon three months' prior notice).

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

Holders

As of February 21, 2026, there were approximately 1,259 holders of record of our ordinary shares and 95 holders of record of our ADSs. The actual number of holders is greater than these numbers of record holders and includes beneficial owners whose ordinary shares or ADSs are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose shares may be held in trust by other entities.

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

Overview

We are a biotechnology company focused on discovering and developing novel molecules incorporating short interfering ribonucleic acid, or siRNA, to inhibit the expression of specific target genes thought to play a role in the pathology of diseases with significant unmet medical need. Our siRNA molecules are designed to harness the body’s natural mechanism of RNAi by specifically binding to and degrading messenger RNA, or mRNA, molecules that encode specific targeted disease-associated proteins in a cell. By degrading the message that encodes the disease-associated protein, the production of that protein is reduced and its level of activity is lowered. In the field of RNAi therapeutics, this reduction of disease-associated protein production and activity is referred to as “gene silencing.” Our proprietary mRNAi GOLD™ (GalNAc Oligonucleotide Discovery) platform consists of siRNA product candidates designed to precisely target and ‘silence’ specific disease-associated genes in the liver. Using our mRNAi GOLD platform, we have generated siRNA product candidates targeting areas of high unmet need across rare and common diseases where treatments are limited or inadequate.

Rare Diseases

Divesiran (SLN124) is our potential first-in-class siRNA in Phase 2 development for polycythemia vera, or PV. PV is a rare myeloproliferative neoplasm characterized by the overproduction of red blood cells, or RBCs. Elevated hematocrit, or HCT, - an index of RBC mass - is a hallmark of the disease and HCT levels above 45% increases the risk of thrombotic and cardiovascular events. The current standard of care in all PV patients to control HCT is phlebotomy, daily low-dose aspirin therapy, sometimes in combination with cytoreductive therapies. PV patients have low levels of hepcidin the body’s master regulator of iron. Divesiran works by "silencing" the TMPRSS6 gene, lifting the natural brake on hepcidin - the body's master iron regulator. When TMPRSS6 is turned down in people living with PV, hepcidin levels rise, reducing iron availability to the bone marrow. With less iron available, the overproduction of RBCs seen in PV is reduced. This helps keep HCT levels in a safer range and can reduce or eliminate the need for phlebotomies. Additionally, siRNA therapies have a highly potent and durable effect - enabling less frequent and more convenient dosing. In the Phase 1 part of the SANRECO clinical trial evaluating divesiran treatment in 21 PV patients, divesiran produced durable HCT control and substantially reduced phlebotomy use following infrequent dosing (Q6W). Based on the strong durability observed in Phase 1, the ongoing Phase 2 part of the SANRECO trial is evaluating both a Q6W and Q12W dosing interval. The SANRECO Phase 2 trial is fully enrolled and topline results are anticipated in the third quarter of 2026. The U.S. Food and Drug Administration, or FDA, has granted divesiran Fast Track and orphan drug designations for PV. Divesiran has also been granted orphan drug designation by the European Commission for PV in Europe. While our initial focus is on PV, divesiran has shown the potential in preclinical studies to address multiple hematological conditions through the unifying mechanism of elevating hepcidin in conditions with dysregulation of iron homeostasis.

SLN548 is our Phase 1 ready siRNA product candidate that works by "silencing" the complement factor B, or CFB, gene, potentially playing a therapeutic role in conditions associated with over activation of this pathway, including complement-mediated renal diseases, among others. SLN548 has demonstrated positive preclinical results and we are seeking a third-party partner to initiate clinical development.

Cardiometabolic Diseases

Zerlasiran (SLN360) is our Phase 3 ready siRNA product candidate for cardiovascular disease that works by "silencing" the LPA gene, lowering production of apolipoprotein(a), a key component of lipoprotein(a), or Lp(a), that has been associated with an increased risk of cardiovascular events. High Lp(a), defined as 125nmol/L or higher, is a genetically determined cardiovascular risk factor affecting at least 20% of the world’s population and is associated with a high risk of heart attack, stroke and aortic stenosis. Unlike low-density lipoprotein, or LDL, Lp(a) levels are predominantly genetically determined, typically by age five, and unaffected by diet or lifestyle. There are currently no approved medicines that selectively lower Lp(a). Guidelines from the European Atherosclerosis Society, or EAS, Canadian Cardiovascular Society, or CCS, and the National Lipid Association, or NLA, suggest at least one test in an adult lifetime. The American College of Cardiology, or ACC, and American Heart Association, or AHA, recommend testing for those with a family history of premature atherosclerotic cardiovascular disease, or ASCVD, or personal history of ASCVD. In Phase 1 and Phase 2 clinical trials, zerlasiran showed the potential to substantially lower Lp(a) levels in ASCVD patients with persisting effects following infrequent dosing and was well tolerated with no major safety concerns. We have received positive regulatory feedback from the FDA and European Medicines Agency, or EMA, on the Phase 3 cardiovascular outcomes study design for zerlasiran in patients with high Lp(a). In 2025, we completed core Phase 3 readiness activities, including manufacturing and supply scale up. Zerlasiran is Phase 3 ready and we are seeking a third-party partner for potential Phase 3 development as well as potential future commercialization.

SLN312 is our siRNA product candidate under our collaboration with AstraZeneca that works by "silencing" ANGPTL3, an important modulator of lipid metabolism. Inhibition of ANGPTL3 has emerged as a promising new therapeutic approach to reduce triglycerides (TG) and LDL-C levels, the latter independent of the LDL-C receptor (LDLR) function. Since ANGPTL3 suppresses lipoprotein lipase, or LPL, and endothelial lipase, or EL, activity, its inhibition facilitates the clearance of very low-density lipoprotein cholesterol, decreasing both LDL-C and TG levels. AstraZeneca shared interim results from its Phase 1 randomized, single-blind, placebo-controlled trial assessing SLN312 in 98 patients with dyslipidemia. Interim results showed SLN312 produced durable dose-dependent reductions in ANGPTL3, triglycerides and atherogenic lipoproteins after single and multiple doses. The strong duration of effect observed supports potential for infrequent dosing. SLN312 was well tolerated with no safety concerns identified. Phase 1 data presentations are planned for medical and research congresses in 2026. On March 4, 2026, AstraZeneca notified Silence that they will not pursue further development of SLN312 beyond Phase 1. We will re-gain full development, manufacturing and commercialization rights globally to this clinical asset following Phase 1 and are evaluating plans for further clinical development.

SLN365 is our potential first-in-class siRNA product candidate that works by "silencing" GPR146, a novel mechanism of action for the management of cholesterol levels in patients, independent of LDLR function. Hypercholesterolemia is a highly prevalent indication with an estimated one in 300 individuals worldwide living with the familial form HeFH (heterozygous) and around one in 300,000 individuals suffering from the form HoFH (homozygous) globally. SLN365 has demonstrated promising preclinical results in non-human primates and we anticipate additional preclinical data in the second quarter of 2026.

SLN098 is our siRNA product candidate that works by "silencing" INHBE, a novel target for obesity supported by human genetics, strong preclinical data and emerging third-party clinical data demonstrating early efficacy and safety. Despite recent advances in obesity treatment, limitations of current standards of care leave millions at risk of further complications. Around one billion patients worldwide are affected by obesity and associated co-morbidities. Current obesity treatments offer weight loss around 15-20% which plateaus after 12-24 months and are associated with up to 40% lean muscle mass loss. More than two thirds of weight loss is regained within the first year after discontinuation of treatment. There is also poor tolerability and compliance with up to 30% of patients discontinuing GLP/GIP agonists treatment. SLN098 has the opportunity to address unmet needs including increasing fat loss, preventing muscle mass loss and slowing weight regain. SLN098 has demonstrated deep and durable knockdown in nonhuman primates and we anticipate additional disease model data in the second quarter of 2026 to further validate the mechanism of action. We believe there is an opportunity to develop SLN098 either as a monotherapy or add-on to GLP/GIP agonists or as a weight maintenance treatment.

Fourth Quarter and Fiscal Year 2025 and Recent Business Highlights

Divesiran: Potential first-in-class siRNA for polycythemia vera (PV)

•
Accelerated timing for topline results in the Phase 2 SANRECO trial of divesiran, a potential first-in-class siRNA for PV; now anticipated in the third quarter of 2026, as opposed to our prior guidance of the second half of 2026 due to faster than expected enrollment.

Zerlasiran: Phase 3 ready program for cardiovascular disease due to high Lp(a)

•
Completed core Phase 3 readiness activities; program is well positioned for a potential third-party partner to initiate Phase 3 development.

SLN312: Phase 1 siRNA with a competitive profile for dyslipidemia

•
AstraZeneca shared results from an interim analysis of a Phase 1 randomized, single-blind, placebo-controlled trial of SLN312, an siRNA silencing ANGPTL3 discovered using Silence’s mRNAi GOLD™ platform and developed by AstraZeneca, in 98 patients with dyslipidemia. Data highlights include:
o
SLN312 demonstrated durable dose-dependent reductions in ANGPTL3, triglycerides and atherogenic lipoproteins after single and multiple doses.
o
Strong durability profile observed supporting potential for infrequent dosing.
o
SLN312 was observed to be well tolerated with no safety concerns identified.
o
Phase 1 data presentations are planned for medical and research congresses in 2026.
•
On March 4, 2026, AstraZeneca notified Silence that they will not pursue further development of SLN312 beyond Phase 1. Silence will re-gain exclusive rights globally to this clinical asset following Phase 1 and is evaluating plans for further development. AstraZeneca and Silence maintain a broader collaboration leveraging Silence's mRNAi GOLD™ platform for cardiovascular, cardiometabolic, renal and respiratory diseases.

Discovery Pipeline

•
Generated promising preclinical data for two new mRNAi GOLD™ platform programs.
o
SLN365, a potential first-in-class siRNA silencing GPR146, a novel mechanism-of-action for cholesterol management independent of LDL-C receptor function.
o
SLN098, an siRNA silencing INHBE, a novel target for obesity supported by human genetics and strong pre-clinical data
•
Advanced extra-hepatic cell targeting leveraging our proprietary siRNA platform, generating promising preliminary results in several cell types.

Anticipated 2026 Milestones

•
Topline results for the Phase 2 SANRECO trial of divesiran in PV in the third quarter of 2026.
•
Additional preclinical data for SLN365 (GPR146) in the second quarter of 2026.
•
Additional preclinical data for SLN098 (INHBE) in the second quarter of 2026.
•
Phase 1 data presentations for SLN312 at medical and research congresses in 2026.

Corporate Updates

•
On December 15, 2025, Iain Ross, Chairman of the Board of Directors, was announced as Interim Principal Executive Officer following the departure of the Company’s former CEO; a search is underway for a new CEO.
•
In December 2025, James Ede Golightly, a former Silence Non-Executive Director, was reappointed to the Board. Additionally, Rhonda Hellums, CFO of Silence, was appointed to the Board as an Executive Director.

We have incurred significant operating losses and expect to continue to incur significant expenses and operating losses for the near future. These net losses were $88.6 million and $45.3 million for the years ended December 31,

2025 and 2024, respectively. As of December 31, 2025, our accumulated deficit was $562.6 million. We expect to continue to incur significant and increasing expenses and to incur operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for further accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission, or SEC, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company.

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

The collaboration covered five targets initially with AstraZeneca opting to extend the collaboration to a further five targets. AstraZeneca agreed to pay us $10.0 million upon the exercise of each option to collaborate on an additional target. For each target selected, we are eligible to receive up to $140.0 million in potential milestone payments upon the achievement of milestones relating to the initiation of specified clinical trials, the acceptance of specified regulatory filings and the first commercial sale in specified jurisdictions. For each target selected, we are also eligible to receive up to $250.0 million in potential commercial milestone payments, upon the achievement of specified annual net sales levels, as well as tiered royalties as a percentage of net sales ranging from the high single digits to the low double digits.

In May 2023, AstraZeneca nominated the first product candidate under our collaboration, SLN312 (ANGPTL3), triggering a $10.0 million option fee to us. In February 2024, AstraZeneca initiated a Phase 1 clinical trial for SLN312 which triggered another $10.0 million milestone payment to us. On March 4, 2026, AstraZeneca notified Silence that they will not pursue further development of SLN312 beyond Phase 1. We will re-gain full development, manufacturing and commercialization rights globally to this clinical asset following Phase 1 and are evaluating plans for further clinical development.

Collaboration Agreement with Hansoh

In October 2021, we announced a collaboration agreement with Hansoh, one of the leading biopharmaceutical companies in China, to develop siRNAs for three undisclosed targets leveraging our proprietary mRNAi GOLD™ platform. Under the terms of the agreement, Hansoh had the exclusive option to license rights to the first two targets in Greater China, Hong Kong, Macau and Taiwan following the completion of phase 1 trials. We retained exclusive rights for those two targets in all other territories. We were responsible for all activities up to option exercise and retained responsibility for development outside the China region post phase 1 trials. Hansoh also had the exclusive option to license global rights to a third target at the point of IND filing. Hansoh was responsible for all development activities post option exercise for the third target. Hansoh made a $16 million upfront payment to us in December 2021. We achieved our first $2 million research milestone payment in the Hansoh collaboration in April 2022. In 2023, we achieved two additional preclinical milestones and received $4 million from the collaboration. In 2024, we achieved an additional preclinical milestone of $2.0 million from the Hansoh collaboration. In December 2024, Hansoh notified us that it will not pursue further development under the Hansoh collaboration. This represented the conclusion of all required development activities and commitments under the terms of the Hansoh Collaboration and we retain exclusive rights globally for all three targets.

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

Under our collaboration agreement with AstraZeneca, we received an upfront cash payment of $20.0 million in May 2020 and an additional payment of $40.0 million in May 2021. We are also eligible to receive specified development and commercial milestone payments as well as tiered royalties on net sales, if any. During the year ended December 31, 2024, we achieved milestone payments totaling $10.0 million. During the year ended December 31, 2025, we did not achieve any milestone payments. We recognize the upfront payment and milestone payments over time. During the year ended December 31, 2025, we recognized a total of $0.6 million in revenue under the AstraZeneca agreement.

We entered into a collaboration agreement with Hansoh in October 2021. We received a $16.0 million upfront payment to us in December 2021. We are eligible to receive up to $1.3 billion in additional development, regulatory and commercial milestones. We will also receive royalties tiered from low double-digit to mid-teens on Hansoh net product sales. During the year ended December 31, 2024, we achieved milestone payments totaling $2.0 million related to the Hansoh collaboration. We did not achieve any milestone payments for the year ended December 31, 2025. We recognized the upfront payment and milestone payments over time.

In December 2024, Hansoh notified us that it will not pursue further development under the Hansoh collaboration. This represented the conclusion of all required development activities and commitments under the terms of the Hansoh collaboration. During the year ended December 31, 2025, we did not recognize any revenue related to the Hansoh collaboration.

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, audit, tax and accounting services, public relations and investor relations services. Personnel costs consist of salaries, bonuses, benefits, recruitment costs and share-based payment expenses for personnel in executive, finance, business development and other support functions. Other administrative expenses include office space-related costs not otherwise allocated to research and development costs, insurance expenses, and costs of our information systems and costs for compliance with the day-to-day requirements of being a listed public company in the United States. We anticipate that our administrative expenses will remain consistent to support our continued research and development and potential commercialization of our product candidates. We also expect to continue incurring additional expenses as a public company in the United States, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance expenses, expenses related to investor relations activities and other administrative and professional services.

Restructuring Charges

We have incurred non-recurring restructuring charges associated with a limited reduction in workforce during the year ended December 31, 2025.

Foreign Currency Gain/(Loss), net

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

As a company that carries out extensive research and development, or R&D, activities, we seek to benefit from the U.K. R&D tax credit regime. In respect of accounting periods in which we qualify as a Small and Medium-sized Enterprise, or SME, and in which our qualifying R&D expenditure represents 30% (for periods from April 1, 2024) or more of the total (meaning we are considered as “R&D-intensive” during such accounting period), we may, under this regime, surrender the trading losses that arise from our R&D activities for a cash rebate of up to 26.97% of qualifying R&D expenditure. Accordingly, if we cease to qualify as an R&D-intensive SME, in future, we will either cease to be able to claim cash rebates in respect of our R&D activities, or only be able to receive cash payments or other tax relief (under other provisions of the U.K. R&D tax credit regime) at a significantly lower rate than at present. Further, the regime’s rules are complex, and if a tax authority were to challenge or seek to disallow our claims (in whole or in part), for example by asserting that we do not (or the relevant expenditure does not) meet the technical conditions to be granted tax credits (or cash rebates), then such challenge or disallowance, if successful, could have a material impact on our cash-flow and financial performance. In addition, future changes to the U.K. R&D tax credit regime may mean that we no longer qualify for it or have a material impact on the extent to which we can make claims (or benefit from them).

Unsurrendered U.K. tax losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of U.K. taxable profits. After accounting for tax credits receivable, we had accumulated tax losses for carry forward in the United Kingdom of $231.6 million as of December 31, 2025 ($164.8 million as of December 31, 2024). However, in the event of a change in ownership of a U.K. company, certain provisions may apply to restrict the utilization of carried forward tax losses in future periods. These provisions apply where there is a major change in the nature or conduct of a trade in connection with the change in ownership. For the avoidance of doubt, we do not recognize a deferred tax asset in respect of the accumulated tax losses. In addition to our accumulated tax losses in the United Kingdom, we also had $52.1 million of accumulated tax losses as of December 31, 2025 ($47.0 million as of December 31, 2024) related to our operations in Germany for corporate income taxes. We also had $50.4 million of accumulated losses related to trade taxes in our German entity ($45.6 million as of December 31, 2024). Foreign tax expenses in Germany were negligible (2024: $0.6 million). Tax losses in the U.S. were negligible.

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

Results of Operations

Comparison of the years ended December 31, 2025 and 2024

The following tables summarize the results of our operations for the years ended December 31, 2025 and 2024.

	Year ended December 31,
	2025	Change	2024
	$000s		$000s
Revenue	$559	$(42,699)	$43,258
Cost of sales	(215)	11,595	(11,810)
Gross profit	344	(31,104)	31,448
Research and development costs	(67,753)	130	(67,883)
General and administrative expenses	(22,344)	4,540	(26,884)
Restructuring charges	(1,324)	(1,324)	-
Operating loss	(91,077)	(27,758)	(63,319)
Foreign currency (loss)/gain, net	(8,467)	(9,113)	646
Other income, net	3,480	(992)	4,472
Benefit from R&D tax credit	7,463	(6,274)	13,737
Loss for the year before taxation	(88,601)	(44,137)	(44,464)
Income tax expense	(11)	834	(845)
Net Loss	$(88,612)	$(43,303)	(45,309)
Loss per share (basic and diluted)	$(0.63)		$(0.33)
Weighted average shares outstanding (basic and diluted)	141,694,702		138,752,224

Revenue

Revenue for the year ended December 31, 2025 was $0.6 million (2024: $43.3 million). The significant decrease in revenue for 2025 was primarily due to the recognition of revenue associated with the Hansoh collaboration in 2024. In 2024, we recognized $24.6 million related to the Hansoh collaboration resulting from a cumulative catch up as we have now completed all required obligations under the Hansoh collaboration. Revenue from our AstraZeneca collaboration also decreased by $17.4 million due to decreased activity under the AstraZeneca collaboration. Further, we did not achieve any milestones under the AstraZeneca collaboration in 2025 as compared to achievement of a milestone payment of $10.0 million in 2024.

Cost of Sales

Cost of sales consists of research and development expenditure that is directly related to work carried out on revenue generating contracts, which decreased to $0.2 million for the year ended December 31, 2025 (2024: $11.8 million). The change was due to activity associated with our collaboration agreements, which fluctuates based on the timing of activities and project progression.

Research and Development Expenses

The following table summarizes our research and development costs for the years ended December 31, 2025 and 2024.

	Year ended December 31,
	2025	2024
	$000s	$000s
Contracted development costs	(44,873)	(42,902)
Personnel costs	(18,086)	(20,503)
Other costs	(4,794)	(4,478)
Total	$(67,753)	$(67,883)

Research and development costs for the year ended December 31, 2025, were $67.8 million as compared to $67.9 million for the year ended December 31, 2024. This slight decrease was mainly due to a reduction in personnel costs of $2.4 million associated with decreased headcount. Contracted development costs in 2025 increased by $2.0 million from 2024 as a result of additional clinical trials and an increase in contract manufacturing activities for our proprietary programs.

The following table summarizes our research and development costs by program for our clinical development candidates for the years ended December 31, 2025 and 2024.

	Year ended December 31,
	2025	2024
	$000s	$000s
Contracted development costs
Zerlasiran	27,701	30,270
Divesiran	12,764	9,036
Other contracted development costs	4,408	3,596
Total	$44,873	$42,902

The increase in contracted development costs was largely due to advancement of our proprietary programs, including specifically our Phase 2 clinical trial for divesiran and an increase in costs related to contract manufacturing activities related to our zerlasiran Phase 3 readiness.

General and Administrative Expenses

General and administrative expenses were $22.3 million for the year ended December 31, 2025, as compared to $26.9 million for the year ended December 31, 2024. The slight decrease general and administrative expenses for 2025 is mainly due to reduced personnel costs and reduced legal expenses. The reduced personnel costs are largely due a $1.9 million credit in share-based compensation expense related to forfeiture of certain awards for executive officer that is no longer with the company, which was partly offset by the accrued expense related to their cash severance payment.

Restructuring Charges

We have incurred non-recurring restructuring charges associated with a limited reduction in workforce, which was implemented in June 2025.

Foreign Currency Gain/(Loss), Net

Net foreign exchange gains and losses result primarily from foreign currency (U.S. dollar and EUR) denominated bank accounts. As the functional currency for our parent entity is U.K. pounds sterling and our cash and cash equivalents and U.S. treasury bills are primarily held in U.S. dollars, the loss in the year ended December 31, 2025 is mainly related to the fluctuation in the U.S. dollar.

Other Income, Net

Other income (expense) relates to accretion from U.S. treasury bills and interest on cash accounts.

Benefit from R&D Credit

Benefit from R&D tax credit relates to U.K. research and development tax credits. The decrease in benefit in the current year was mainly related to changes in the U.K R&D tax credit regime which apply in respect of accounting periods commencing on or after April 1, 2024. These changes led to a reduction in costs that are eligible for the claim.

Taxation

Taxation expense relates to foreign taxation.

Functional Currency

On January 1, 2026, the functional currency of our U.K. entity has changed from U.K. pound sterling to U.S. dollar as the primary economic environment in which the entity operates had changed. This is a prospective change and will not impact historical reporting periods.

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

As of December 31, 2025, we had cash, cash equivalents and U.S. treasury bills of $85.1 million. We believe that our current cash, cash equivalents and U.S. treasury bills will be sufficient to fund our forecasted operating expenses and capital expenditure requirements into 2028, based on the Company’s evaluation as described in the consolidated financial statements, footnote 2.5 Going Concern. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity financings, debt financings, research funding, collaborations, contract and grant revenue or other sources. However, there is no assurance that we will be successful in obtaining sufficient funding on acceptable terms, or at all.

To date, we have financed our operations primarily through the issuances of our equity securities and from upfront, milestone and research payments under collaboration agreements with third parties.

On October 15, 2021, we entered into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we may offer and sell, from time to time, our ADSs through Jefferies. On October 15, 2021, we filed a registration statement, which became effective on October 22, 2021, for the issuance and sale of up to $100.0 million of ADSs. In 2024, we raised proceeds of $27.7 million before deducting $0.9 million in placement agent fees and other expenses, from sales of ADSs under the Sales Agreement. On October 22, 2024, we filed a new registration statement on Form F-3, which replaced the registration statement originally filed on October 15, 2021, for the issuance and sale, if any, of up to an additional $100.0 million of its shares represented by ADSs under the Sales Agreement. As of this filing, approximately $139.6 million of ADSs remained for potential issuance under the ADS facility.

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

Additionally, as a public company, we incur significant additional audit, legal and other expenses. We believe that our existing capital resources will be sufficient to fund our operations, including currently anticipated research and development activities and planned capital spending, at least for the next twelve months from the issuance of the December 31, 2025 financial statements.

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
•
the cost and timing of establishing sales, marketing and distribution capabilities; and
•
the costs of hiring additional skilled employees to support our growth and the related costs of leasing additional office space.

Cash Flows

The following table summarizes the results of our cash flows for the years ended December 31, 2025 and 2024.

	Year ended December 31,
	2025	2024
	$000s	$000s
Net cash outflow from operating activities	(62,271)	(67,640)
Net cash outflow from investing activities	(47,992)	(21,966)
Net cash inflow from financing activities	15	142,087
(Decrease)/increase in cash and cash equivalents	$(110,248)	$52,481

Operating activities

Net cash outflow from operating activities was $62.3 million for the year ended December 31, 2025, reflecting a decrease from a net cash outflow of $67.6 million for the year ended December 31, 2024. This decrease in cash outflow is largely due to decreased spend in fiscal 2025 associated with partnered programs and our efforts to reduce general and administrative expenses.

Investing activities

Net cash used in investing activities was $48.0 million for the year ended December 31, 2025, as compared to an outflow of $22.0 million for the year ended December 31, 2024. This change was primarily due to the purchase of U.S. treasury bills with maturities over three months of $166.4 million in 2025 partially offset by redemptions of $118.5 million. For the year ended December 31, 2024, we had purchases of $139.2 million partially offset by redemptions of $117.4 million.

Financing activities

In 2024, we raised aggregate gross proceeds from the Private Placement of $120.0 million before deducting $7.7 million in placement agent fees and other expenses. The remainder of the inflow was due to proceeds from sales under our at-the-market facility. There were no related financing activities in 2025.

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

Revenue Recognition under Collaboration Agreements

During the years ended December 31, 2025 and 2024, a significant portion of our revenue recognized under collaboration agreements was derived from our collaborations with AstraZeneca and Hansoh.

We have out-licensed the rights to some of our intellectual property associated with our siRNA stabilization chemistry technology to AstraZeneca in the context of a Research Collaboration, Option and License Agreement dated March 24, 2020, under which we and AstraZeneca will collaborate to discover, develop and commercialize siRNA therapeutics for the treatment of cardiovascular, renal, metabolic and respiratory diseases. AstraZeneca made an upfront cash payment of $60.0 million, of which $20.0 million was paid in May 2020 and the remaining $40.0 million was paid in May 2021. The upfront payment has been allocated evenly between the ten targets on the basis of a benchmarking exercise that took into account the standalone selling price per target, of similar precedent transactions that had been publicly announced by comparable companies. Subsequent milestones are allocated to the target to which they are related. The upfront and milestone payments will be recognized as revenue as the services are provided. We anticipate initiating work on up to five targets in the early stages of the collaboration, with AstraZeneca having the option to extend the collaboration to a further five targets. Under the collaboration, utilizing our technology, we are responsible for designing siRNA molecules against gene targets selected by AstraZeneca, and for manufacturing of material to support GLP toxicology studies and phase 1 clinical trials. We and AstraZeneca will collaborate during the discovery phase, and AstraZeneca will lead clinical development and commercialization of molecules arising from the collaboration. For each target selected under the collaboration, we will be eligible to receive up to $140.0 million in milestone payments upon the achievement of milestones relating to initiation of specified clinical trials, the acceptance of specified regulatory filings and the first commercial sale in specified jurisdictions. AstraZeneca has the right to terminate the agreement in its entirety or on a target-by-target basis, for any reason upon specified prior written notice to us. We may terminate the agreement on a target-by-target basis in the event that AstraZeneca begins a legal or administrative proceeding challenging the patentability, validity, ownership or enforceability of our patents. Either party may terminate the agreement on a target-by-target basis upon a material breach by the other party that is not cured within a specified period after receiving written notice, or in its entirety upon giving written notice following the other party’s bankruptcy, insolvency or similar instance. The license of the intellectual property and the R&D services are not distinct, as AstraZeneca cannot benefit from the intellectual property absent the R&D services, as those R&D services are used to discover and develop a drug candidate and to enhance the value in the underlying intellectual property, which could not be performed by another party, indicating that the two are highly interrelated. On this basis, we have concluded that there is a single performance obligation covering both the R&D services and the license of the intellectual property in respect of each target (i.e., one for the initial target and one for each additional optioned complement-mediated disease target). We recognize revenue over the duration of the contract based on an input method based on percentage of cost incurred.

We granted an exclusive option to license two targets in Greater China, Hong Kong, Macau and Taiwan following the completion of Phase 1 trials to Hansoh on October 15, 2021. We will retain exclusive rights for those two targets in all other territories. Silence will be responsible for all activities up to option exercise and will retain responsibility for development outside the China region post phase 1 trials. Hansoh will also have the exclusive option to license global rights to a third target at the point of IND filing. Hansoh made a $16.0 million upfront payment to us in December 2021 which has been allocated between the three targets based on geography for each option, amount of reimbursable costs for activities provided by us for each target, as well as a benchmarking exercise that took into account the standalone selling price per target based on similar precedent transactions that had been publicly announced by comparable companies. Subsequent milestones are allocated to the target to which they are related. The upfront payment and subsequent milestone payments, which are variable and depend upon probability of achievement of specified development, regulatory and commercial milestones, will be recognized as revenue as the services are provided. The license of the intellectual property and the R&D services are not distinct, as Hansoh cannot benefit from the intellectual property absent the R&D services, as those R&D services are used to discover and develop a drug candidate and to enhance the value in the underlying intellectual property, which could not be performed by another party, indicating that the two are highly interrelated. On this basis, we have concluded that there is a single performance obligation covering both the R&D services and the license of the intellectual property in respect of each target (i.e., one for the initial target and one for each additional optioned complement-mediated disease target). We recognized revenue over the duration of the contract based on an input method based on cost to cost.

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

For the years ended December 31, 2025 and 2024, we determined actual costs and forecast costs for the remainder of the contract. We calculated total contract costs across the contract term, including costs that will be reimbursed to us, and costs incurred to date as a percentage of total contract costs. We multiplied this percentage by the consideration deemed highly probable of not having a significant reversal, calculating the cumulative revenue to be recognized. When variable consideration increases due to a further milestone becoming highly probable that a significant reversal of revenue will not occur, a catch-up in revenue is recorded to reflect efforts already expended by us up to that point. In 2025 the estimated forecasted cost for partnered programs was not material and the related judgment was not significant.

Recognition of Clinical Trial Expenses

As part of the process of preparing our consolidated financial statements, we may be required to estimate stage of completion of our preclinical studies and clinical trials to calculate the contracted research and development costs. To obtain reasonable estimates, we review open contracts and purchase orders. In addition, we communicate with applicable personnel in order to identify services that have been performed, but for which we have not yet been invoiced. In most cases, our vendors provide us with monthly invoices in arrears for services performed. We confirm our estimates with these vendors and make adjustments as needed. Examples of our expenses include fees paid to CROs for services performed on preclinical studies and clinical trials and fees paid for professional services, which was approximately 13% of our total research and development expense for the year ended December 31, 2025.

Recently Issued and Adopted Accounting Pronouncements

We discuss the effect of recently issued and adopted pronouncements in Note 2.20 to the consolidated financial statements appearing elsewhere in this Annual Report.

Recent Accounting Pronouncements

See note 2.20 to our consolidated financial statements for the year ended December 31, 2025, appearing elsewhere in this Annual Report for a discussion of new standards and interpretations recently and not yet adopted by us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item 7A.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2025, based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting as of December 31, 2025, was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Pursuant to rules of the SEC, such attestation is not required for non-accelerated filers, which permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of Form 10-K.

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income (Loss)

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Changes in Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

(2) Schedules

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

		Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Articles of Association	10-Q	001-39487	3.1	8/7/2025
4.1+	Deposit Agreement, by and among the registrant and The Bank of New York Mellon and the Owners and Holders of American Depositary Shares, dated September 4, 2020	F-1	333-254021	4.1	3/9/2021
4.2	Form of American Depositary Receipt (included in Exhibit 4.1)	F-1	333-254021	4.2	3/9/2021
4.3	Description of Share Capital and Articles of Association	10-K	001-39487	4.3	2/27/2025
4.4	Description of American Depositary Shares	20-F	001-39487	2.4	3/15/2023
10.1#	Silence Therapeutics plc 2018 Long-Term Incentive Plan	S-8	333-273576	99.2	8/1/2023
10.2#	Silence Therapeutics plc 2018 Non-Employee Long-Term Incentive Plan	S-8	333-273576	99.3	8/1/2023
10.3#	Employee U.S. Sub-Plan under the 2018 Employee Long-Term Incentive Plan	F-1	333-248203	10.3	8/20/2020
10.4#	Non-Employee U.S. Sub-Plan under the 2018 Non-Employee Long-Term Incentive Plan	F-1	333-248203	10.4	8/20/2020
10.5†+	Research Collaboration, Option and License Agreement, by and between the registrant and AstraZeneca AB, dated March 24, 2020	F-1	333-248203	10.6	8/20/2020
10.6†+	Exclusive Research Collaboration, Option and License Agreement by and between the registrant and Hansoh (Shanghai) Healthtech Co., Ltd. and Jiangsu Hansoh Pharmaceutical Group Company Limited, dated October 14, 2021	20-F	001-39487	4.7	3/15/2023
10.7	Form of Deed of Indemnity between the registrant and its directors	F-1	333-248203	10.7	8/20/2020

10.8	Form of Deed of Indemnity between the registrant and its executive officers	F-1	333-248203	10.8	8/20/2020
10.9	2023 Equity Incentive Plan with Non-Employee Sub-Plan and CSOP Plan	20-F	001-39487	4.10	3/13/2024
10.10	Open Market Sale AgreementSM by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Registration Statement on Form F-3 (File No. 333-260265) filed with the Commission on October 15, 2021)	F-3	333-260265	1.1	10/15/2021
10.11	Registration Rights Agreement, dated as of February 2, 2024, by and among the Registrant and the investors named in the Securities Purchase Agreement	6-K	001-39487	99.2	02/05/2024
10.12	Employment Agreement, dated as of March 5, 2022, by and between the Registrant and Craig Tooman	10-K/A	001-39487	10.13	4/30/2025
10.13	Employment Agreement, dated as of March 8, 2022, by and between the Registrant and Rhonda Hellums	10-K/A	001-39487	10.14	4/30/2025
10.14	Employment Agreement, dated as of March 9, 2023, by and between the Registrant and Steven Romano	10-K/A	001-39487	10.15	4/30/2025

10.15	Addendum to Letter of Appointment as Chairman to Iain Ross, dated December 14, 2025					X
19.1	Insider Trading Policy	10-K	001-39487	19.1	2/27/2025
21.1	Subsidiaries of the Registrant	F-1	333-248203	21.1	8/20/2020
23.1	Consent of PricewaterhouseCoopers LLP					X
24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).					X
31.1	Certification by the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification by the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Silence Therapeutics plc Compensation Clawback Policy	20-F	001-39487	97.1	3/13/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

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

SILENCE THERAPEUTICS PLC

	By:	/s/ Iain Ross
Iain Ross
Interim Principal Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: March 5, 2026

POWER OF ATTORNEY

Each of the undersigned officers and directors of Silence Therapeutics plc hereby constitutes and appoints Iain Ross and Rhonda Hellums, and each of them, their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, with all exhibits thereto, and other related documents, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary and proper to be done in connection therewith, as fully to all intents and purposes as the undersigned could do if personally present, and each of the undersigned for himself or herself hereby ratifies and confirms that all said attorneys-in-fact and agents, or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Iain Ross Iain Ross	Interim Principal Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 5, 2026

/s/ Rhonda Hellums Rhonda Hellums	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2026

/s/ Dave Lemus Dave Lemus	Director	March 5, 2026

/s/ Tim McInerney Tim McInerney	Director	March 5, 2026

/s/ James Ede-Golightly James Ede-Golightly	Director	March 5, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Silence Therapeutics plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Silence Therapeutics plc and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in shareholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion..

Emphasis of Matter

As discussed in Note 2.5 to the consolidated financial statements, the Company has incurred recurring losses since inception and expects to incur operating losses for the foreseeable future as it continues its research and development efforts. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 2.5.

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

Third party contracted research and development costs

As described in Notes 2.8, 4, 13 and 15 to the consolidated financial statements, third party contracted research and developments costs of $44.9 million were incurred during the year ended December 31, 2025 and associated prepayments and accruals and other payables were $6.8 million and $3.0 million as of December 31, 2025, respectively. Management recognizes expenditure incurred in carrying out its research and development activities in line with their best estimation of the costs incurred to date for each separately contracted study or activity. This requires estimation of the full costs to complete each study or activity and also estimation of the current stage of completion for open contracts and purchase orders. In all cases, the full cost of each study or activity is expensed by the time the final report or, where applicable, product, has been received.

The principal considerations for our determination that performing procedures relating to third party contracted research and development costs is a critical audit matter are (i) the significant judgment by management when developing the estimate of the third party contracted research and development costs for open contracts and purchase orders; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumption related to the stage of completion.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) reading significant research and development contracts; (ii) testing external research and development costs on a sample basis, which included tracing relevant information to the underlying contracts, purchase orders, invoices received, and information received from certain third party providers, where applicable; (iii) testing management’s process for estimating the third party contracted research and development costs for open contracts and purchase orders; (iv) testing the completeness and accuracy of underlying data used by management; and (v) evaluating the reasonableness of the significant assumption used by management related to the stage of completion on a sample of contracts. Evaluating management’s assumption related to the stage of completion involved (i) obtaining and examining a sample of third party contracts to evaluate the completeness and consistency of the costs and milestones in the contract with those used in developing the estimate; and (ii) considering whether the assumption is consistent with external confirmations, other information received from suppliers or other areas of the audit.

/s/PricewaterhouseCoopers LLP

Reading, United Kingdom

March 5, 2026

We have served as the Company’s auditor since 2014.

SILENCE THERAPEUTICS plc

Consolidated balance sheets

(in thousands, except share data)

		Year ended December 31,
	Note	2025	2024

Current assets
Cash and cash equivalents	12	$11,277	$121,330
Short-term investments	12	73,837	26,004
R&D benefit receivable		22,007	24,396
Other current assets	13	11,537	14,664
Trade receivables	14	-	972
Total current assets		118,658	187,366
Property, plant and equipment, net	9	1,581	1,818
Operating lease right-of-use assets	16	167	157
Goodwill	10	10,621	9,392
Intangible assets	11	288	312
Other long-term assets	13	127	3,590
Total assets		$131,442	$202,635

Current liabilities
Contract liabilities	17	$(168)	$(306)
Trade and other payables	15	(13,356)	(16,399)
Operating lease liabilities, current	16	(89)	(117)
Total current liabilities		(13,613)	(16,822)
Contract liabilities	17	(55,454)	(51,790)
Operating lease liabilities, long-term	16	(71)	-
Total liabilities		$(69,138)	$(68,612)
Commitments and contingencies (Note 21)

Shareholders’ equity
Ordinary shares - par value £0.05 per share; 141,701,848 shares issued at December 31, 2025 (2024: 141,674,074)	19	(10,290)	(10,288)
Additional paid-in capital		(617,562)	(609,560)
Accumulated deficit		562,572	474,044
Accumulated other comprehensive loss		2,976	11,781
Total shareholders' equity		(62,304)	(134,023)

Total liabilities and shareholders' equity		$(131,442)	$(202,635)

The accompanying notes form an integral part of these consolidated financial statements.

SILENCE THERAPEUTICS plc

Consolidated Statements of income (loss)

(in thousands, except for loss per share and share data)

		Year ended December 31,
	Note	2025	2024

Revenue	3	$559	$43,258
Cost of sales		(215)	(11,810)
Gross profit		344	31,448
Research and development costs		(67,753)	(67,883)
General and administrative expenses		(22,344)	(26,884)
Restructuring charges	6	(1,324)	-
Operating loss		(91,077)	(63,319)
Foreign currency (loss)/gain, net		(8,467)	646
Other income, net	7	3,480	4,472
Benefit from R&D credit		7,463	13,737
Loss before income tax expense		(88,601)	(44,464)
Income tax expense	18	(11)	(845)
Net Loss		$(88,612)	$(45,309)
Loss per share (basic and diluted)	8	$(0.63)	$(0.33)
Weighted average shares outstanding (basic and diluted)		141,694,702	138,752,224

The accompanying notes form an integral part of these consolidated financial statements.

SILENCE THERAPEUTICS plc

Consolidated statements of comprehensive income (loss)

(in thousands)

	Year ended December 31,
	2025	2024

Net Loss	$(88,612)	$(45,309)
Other comprehensive income (loss) net of tax:
Foreign exchange differences arising on consolidation of foreign operations (net of tax)	8,804	(1,055)
Total other comprehensive income/(loss) for the year	8,804	(1,055)
Total comprehensive loss for the year	$(79,808)	$(46,364)

The accompanying notes form an integral part of these consolidated financial statements.

SILENCE THERAPEUTICS PLC

Consolidated statements of changes in SHAREHOLDERS' equity

(in thousands, except share data)

		Ordinary Shares
	Note	Shares	Cost	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity

At January 1, 2024		118,846,966	$8,847	$455,765	$(10,725)	$(431,894)	$21,993
Net loss		-	-	-		(45,309)	(45,309)
Foreign currency translation adjustments (net of tax)		-	-	-	(1,055)	-	(1,055)
Recognition of share-based payments	20	-	-	16,307	-	-	16,307
Options exercised in the year	19/20	1,408,443	-	(3,158)	-	3,158	-
Proceeds from shares issued		21,418,665	1,441	140,646	-	-	142,087
At December 31, 2024		141,674,074	$10,288	$609,560	$(11,780)	$(474,045)	$134,023
Net loss		-	-	-		(88,612)	(88,612)
Foreign currency translation adjustments (net of tax)		-	-	-	8,804	-	8,804
Recognition of share-based payments	20	-	-	8,074	-	-	8,074
Options exercised in the year	19/20	27,774	-	(85)	-	85	-
Proceeds from shares issued		-	2	13	-	-	15
At December 31, 2025		141,701,848	$10,290	$617,562	$(2,976)	$(562,572)	$62,304

The accompanying notes form an integral part of these consolidated financial statements.

SILENCE THERAPEUTICS plc

Consolidated statements of cash flows

(in thousands)

	Year ended December 31,
	2025	2024

Cash flow from operating activities
Net loss after tax	$(88,612)	$(45,309)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	312	336
Amortization expense	243	257
Share-based compensation expense	8,074	16,307
Net foreign exchange impacts	11,022	(2,581)
Other income, net	(3,480)	(4,472)
Income tax expense	11	845
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	1,024	(904)
Decrease/(increase) in other current assets	6,016	(1,330)
Decrease/(increase) in R&D benefit receivable	4,041	(2,337)
Decrease in other long-term assets	3,658	-
(Decrease)/increase in trade and other payables	(4,078)	499
Decrease in contract liabilities	(334)	(28,786)
Decrease in operating lease liabilities	(168)	(165)
Net cash used in operating activities	(62,271)	(67,640)
Cash flow from investing activities
Redemption of term deposits	118,476	117,412
Purchase of term deposits	(166,413)	(139,167)
Purchase of property, plant and equipment	(55)	(211)
Net cash used in investing activities	(47,992)	(21,966)
Cash flow from financing activities
Proceeds from issue of ordinary shares	15	142,087
Net cash provided by financing activities	15	142,087
(Decrease)/increase in cash and cash equivalents	(110,248)	52,481
Cash and cash equivalents at start of period	121,330	68,789
Effect of exchange rate fluctuations on cash and cash equivalents held	195	60
Cash and cash equivalents at end of period	$11,277	$121,330

Supplemental disclosures of cash flow information:
Income Tax Paid net of refunds	(637)	(433)

The accompanying notes form an integral part of these consolidated financial statements.

SILENCE THERAPEUTICS plc

Notes to the consolidated financial statements

1. General information

1.1. Nature of the business

Silence Therapeutics plc and its subsidiaries (together the "Group") are primarily involved in the discovery, delivery and development of RNA therapeutics. Silence Therapeutics plc, a public Company limited by shares registered in England and Wales, with company number 02992058, is the Group’s ultimate parent Company. The Company’s registered office is 27 Eastcastle Street, London, W1W 8DH and the principal place of business is 12 Hammersmith Grove, London, W6 7AP.

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

2.4. Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting period, and compensation. Significant estimates and assumptions reflected in the Group’s consolidated financial statements include, but are not limited to, the recognition of revenue and research and development expenses. The Group bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates.

2.5. Going concern

The Group has incurred recurring losses since inception, including net losses of $88.6 million for the year ended December 31, 2025. As of December 31, 2025, the Group had accumulated losses of $562.6 million and cash outflows from operating activities for the year ended 31, December 2025 of $62.3 million.

9

SILENCE THERAPEUTICS plc

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Group expects to incur operating losses for the foreseeable future as it continues its research and development efforts, seeks to obtain regulatory approval of its product candidates and pursues any future product candidates the Group may develop.

To date, the Group has funded its operations through upfront payments and milestones from collaboration agreements, equity offerings and proceeds from private placements, as well as management of expenses and other financing options to support its continued operations. In 2024, the Group raised additional proceeds of $27.7 million before deducting $0.9 million in placement agent fees and other expenses, from sales of ADSs under its Sales Agreement. On February 5, 2024, the Group announced a private placement of 5,714,286 of the Group’s American Depositary Shares (“ADSs”), each representing three ordinary shares, at a price of $21.00 per ADS, with new and existing institutional and accredited investors (the “Private Placement”). The aggregate gross proceeds of the Private Placement were $120.0 million before deducting approximately $7.7 million in placement agent fees and other expenses. In 2024, the Group received a $10.0 million milestone payment from the AstraZeneca Collaboration and achieved another $2.0 million in milestone payments from the Hansoh collaboration. As of December 31, 2025, the Group had cash and cash equivalents and short-term investments of $85.1 million.

In accordance with Accounting Standards Codification ("ASC") 205, "Disclosure of Uncertainties about and Entity's Ability to Continue as a Going Concern, the Group has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The forecast for evaluating the going concern basis of the Group includes continued investment in our technology platform and product pipeline. The forecast does not include collaboration milestones which have not been fully achieved or other assumptions for potential future non-dilutive or dilutive funding sources. Based on this evaluation, the Group believes that its current cash and cash equivalents and U.S. treasury bills as of December 31, 2025 are sufficient to fund its forecasted operating expenses and capital expenditure requirements into 2028.

The Group will need to raise additional funding to fund its operation expenses and capital expenditure requirements in relation to its clinical development activities. The Group may seek additional funding through public or private financings, debt financing or collaboration agreements. Specifically, the Group may receive future milestone payments from collaboration agreements which will extend the ability to fund operations. However, these future milestone payments are dependent on achievement of certain development or regulatory objectives that may not occur. The inability to obtain future funding could impact the Group’s financial condition and ability to pursue its business strategies, including being required to delay, reduce or eliminate some of its research and development programs, or being unable to continue operations or unable to continue as a going concern.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business and do not include adjustments that would result if the Company were unable to continue as a going concern.

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

2.7. Revenue recognition

The Group’s revenue for the year ended December 31, 2025, consists of revenue from collaboration agreements (royalty income and revenue from collaboration agreements for the year ended December 31, 2024). To determine revenue recognition for arrangements that the Group determines are within the scope of ASC 606: Revenue from Contracts with Customers, (“ASC 606”), it performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Group

SILENCE THERAPEUTICS plc

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

satisfies the performance obligations. The Group only applies the five-step model to contracts when it is probable that the entity will collect substantially all the consideration it is entitled to in exchange for the goods or services it transfers to the customer. As part of the accounting for these arrangements, the Group must make significant judgments, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each performance obligation.

Revenue from collaboration agreements

The Group has considered the AstraZeneca and Hansoh contracts and assessed whether the research and development services and license of the IP in respect of each target are distinct.

For all contracts the Group has concluded the license of the intellectual property and the R&D services are not distinct, as AstraZeneca and Hansoh cannot benefit from the intellectual property absent the R&D services, as those R&D services are used to discover and develop a drug candidate and to enhance the value in the underlying intellectual property, and these services could not be performed by another party, indicating that the two are highly interrelated. On this basis, the Group has concluded that there is a single performance obligation covering both the R&D services and the license of the intellectual property in respect of each target. The Group recognizes revenue over the duration of the contract based on an input method based on cost to cost.

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

Revenue has been calculated on the following ongoing basis for the year ended December 31, 2025:

•
Total contract costs which includes actual FTE and direct costs incurred up to December 31, 2025 and forecast FTE and direct costs for the remainder of the contract
•
Actual costs incurred up until December 31, 2025 are calculated as a percentage of total contract costs (actual and forecast)
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

Forecast costs are monitored each period, with revenue recognized reflecting any changes in forecast or over/under spend in actuals. In 2025 the estimated forecasted cost for partnered programs was not material and the related Judgment was not significant.

Further details of the revenue amounts recognized in the year ended December 31, 2025 can be found in note 3.

2.8. Research and development

Research and development costs consist of salary and personnel related costs and third party costs for the Group's research and development activities. Personnel related costs include a share based compensation charge relating to its stock option plan. The largest component of third party costs is for clinical trials, as well as manufacturing for clinical

SILENCE THERAPEUTICS plc

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

supplies and associated development, and pre-clinical studies. Research and development costs are expensed as incurred.

The Group recognizes expenditure incurred in carrying out its research and development activities in line with management’s best estimation of the costs incurred to date for each separately contracted study or activity. This includes the calculation of research and development accruals and prepayments at each period to account for expenditure that has been incurred. This requires estimations of the full costs to complete each study or activity and also estimation of the current stage of completion for open contracts and purchase orders. In all cases, the full cost of each study or activity is expensed by the time the final report or, where applicable, product, has been received.

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

As a company that carries out extensive research and development activities, the Group currently benefits from the U.K. research and development tax credit regime for small or medium-sized enterprises (“SMEs”). A benefit receivable arises from the U.K. legislation regarding the treatment of certain qualifying research and development costs, allowing for the surrender of tax losses attributable to such costs in return for a tax rebate. Research and development tax credits are recognized when the receipt is probable. Amounts receivable under the scheme are presented within the consolidated statements of income (loss) within Benefit from R&D credit. The U.K. R&D tax credit is fully refundable to the Group and is not dependent on current or future taxable income. As a result, the Company has recorded the entire benefit from the U.K. R&D tax credit as a benefit which is included in net loss before income tax and, accordingly, not reflected it as part of the income tax provision.

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

2.13. Leases

The Group determines if an arrangement contains a lease at inception. The Group currently only has operating leases. The Group recognizes a right-of-use ("ROU") operating lease asset and associated short- and long-term operating lease liability in its consolidated balance sheets for operating leases greater than one year. Its right-of-use assets represent its right to use an underlying asset for the lease term and its lease liabilities represent its obligation to make lease payments arising from the lease arrangement. The Group recognizes its right-of-use operating lease assets and lease liabilities based on the present value of the future minimum lease payments it will pay over the lease term. The Group determines the lease term at the inception of each lease, and in certain cases its lease term could include renewal options if the Group concludes it is reasonably certain to exercise the renewal option. When the Group exercises a lease option that was not previously included in the initial lease term, it reassesses its right-of-use asset and lease liabilities for the new lease term.

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

SILENCE THERAPEUTICS plc

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

All goodwill for the Group is attributed to an acquisition that occurred in 2005 and the Group has determined that no impairment was recorded as of December 31, 2025 and 2024.

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

SILENCE THERAPEUTICS plc

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

2.17. Share-based compensation expense

Historically the Group has issued equity settled share-based compensation to certain employees (see note 20). Equity settled share-based payments are measured at fair value (excluding the effect of non-market-based vesting conditions) at the date of grant. The fair value so determined is expensed on a straight-line basis over the vesting period, based on the number of stock that will eventually vest and adjusted for the effect of non-market-based vesting conditions.

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

2.20. Recently Issued Accounting Pronouncements

Recently adopted accounting standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The company adopted this guidance for the year ended December 31, 2025 and applied the guidance prospectively. See Note 18 below for further detail.

Accounting standards issued but not yet adopted

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

In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities which adds guidance to ASC 832 on the recognition, measurement, and presentation of government grants. The amendments are effective for annual periods beginning after December 15, 2028. The Group is currently evaluating the impact to its consolidated financial statements.

3. Revenue

SILENCE THERAPEUTICS plc

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue from collaboration agreements for the years ended December 31, 2025 and 2024 predominately relates to the research collaboration agreements the Group entered into with AstraZeneca in March 2020 and Hansoh in October 2021.

Disaggregation of revenue from contracts with customers is as follows:

	Year ended December 31,
	2025	2024
	$000s	$000s
Revenue from Contracts with Customers
Research collaboration - AstraZeneca	559	17,957
Research collaboration - Hansoh	-	24,573
Research collaboration - other	-	584
Research collaboration - total	559	43,114
Royalties	-	144
Total revenue from contracts with customers	559	43,258

Under its collaboration agreement with AstraZeneca, the Group received an upfront cash payment of $20.0 million in 2020 with a further amount of $40.0 million received in May 2021. The Group is also eligible to receive specified development and commercial milestone payments as well as tiered royalties on net sales, if any. The Group recognizes the upfront payment and milestone payments over time, in accordance with ASC 606. During the year ended December 31, 2025, the Group did not achieve any milestone payments (2024: $10.0 million). During the year ended December 31, 2025, the Group recognized a total of $0.6 million in revenue under this agreement (2024: $18.0 million).

The Group entered into a collaboration agreement with Hansoh on October 15, 2021. The Group received a $16.0 million ($14.4 million, net of taxes) upfront payment to us in December 2021. The Group is eligible to receive development, regulatory and commercial milestones as well as royalties on Hansoh net product sales. During the year ended December 31, 2025, the Group did not achieve any milestone payments (2024: $2.0 million). The Group recognizes the upfront payment and milestone payments over time, in accordance with ASC 606.

In December 2024, Hansoh notified the Group that it will not pursue further development under the Hansoh Collaboration. This represented the conclusion of all required development activities and commitments under the terms of the Hansoh Collaboration. During the year ended December 31, 2025, the Group did not recognize revenue under this agreement (2024: $24.6 million).

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

The table below provides segment information about the Group:

SILENCE THERAPEUTICS plc

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2025	2024
	$000s	$000s
Revenue	559	43,258
Less:
Cost of sales	(215)	(11,810)
Contracted research and development costs (a)	(44,873)	(42,902)
Personnel research and development costs (b)	(18,086)	(20,503)
Other R&D costs (c)	(4,794)	(4,478)
General & administrative expenses	(22,344)	(26,884)
Restructuring	(1,324)	-
Tax expense	(11)	(845)
Other segment items (d)	2,476	18,855
Consolidated net loss	(88,612)	(45,309)

(a)
Contracted research and development costs primarily consist of costs incurred under agreements with CROs and investigative sites that conduct its preclinical studies and clinical trials; costs related to manufacturing active pharmaceutical ingredients and drug products for its preclinical studies and clinical trials; and costs for materials used for in-house research and development activities.
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

An analysis of the group’s assets and revenues by location is shown below:

	U.S.A.	U.K.	Germany	Total
	$000s	$000s	$000s	$000s
Non-current assets
As at December 31, 2024	-	4,103	11,166	15,269
As at December 31, 2025	-	600	12,184	12,784

Revenue analysis for the year ended December 31, 2023
Research collaboration	-	30,934	-	30,934
Royalties	-	-	709	709
	-	30,934	709	31,643

Revenue analysis for the year ended December 31, 2024
Research collaboration	-	43,114	-	43,114
Royalties	-	-	144	144
	-	43,114	144	43,258

Revenue analysis for the year ended December 31, 2025
Research collaboration	-	559	-	559
Royalties	-	-	-	-
	-	559	-	559

SILENCE THERAPEUTICS plc

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Directors and staff costs

Staff costs, including Directors’ remuneration, during the year for the Group were as follows:

	Year ended December 31,
	2025	2024
	$000s	$000s
Wages and salaries	19,254	19,434
Social security costs	1,673	1,744
Other pension costs	748	666
Share-based payments charge	8,074	16,307
Total aggregate remuneration	29,749	38,151

The decrease in costs for share-based payments is largely due to credit of previously accrued expense for those grants forfeited or cancelled due to reduction in number of employees, as well as lower fair value of 2025 issued grants.

6. Restructuring charges

During the twelve months ended December 30, 2025, the Group initiated a non-recurring reduction in workforce which resulted in total restructuring charges of $1.3 million. The charges consist of severance costs for terminated employees. The remaining accrual at December 31, 2025 was $0.1 million.

7. Other income, net

	Year ended December 31,
	2025	2024
	$000s	$000s
Bank interest receivable	15	704
Accretion on U.S. Treasury Bills	3,465	3,768
Total other income	3,480	4,472

8. Loss per share (basic and diluted)

Basic net loss per share is computed by dividing net loss (the numerator) by the weighted average shares outstanding for the period (the denominator). Diluted net loss per share is computed by dividing net income by the weighted average shares outstanding during the period adjusted for the dilutive effects of the exercise of the stock options. In periods when losses from continuing operations are reported, the weighted-average shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The computation of net loss per share for the years ended December 31, 2025 and 2024, respectively was as follows:

	Year ended December 31,
	2025	2024
	$000s	$000s
Net loss	(88,612)	(45,309)
Weighted-average shares outstanding (basic and diluted)	141,694,702	138,752,224
Net loss per share (basic and diluted)	$(0.63)	$(0.33)

The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share because their impact would have been anti-dilutive for the period presented.

SILENCE THERAPEUTICS plc

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year ended December 31,
	2025	2024
Potentially Dilutive Securities
Stock options	20,884,098	17,455,390

SILENCE THERAPEUTICS plc

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Property, plant and equipment

Property, plant, and equipment balances were as follows:

	Year ended December 31,
	2025	2024
	$000s	$000s
Equipment & Furniture	5,542	6,343
Accumulated Depreciation	(3,961)	(4,525)
Property, plant, and equipment, net	1,581	1,818

Depreciation expense of $0.3 million and $0.3 million, was recognized in fiscal years 2025 and 2024 respectively.

10. Goodwill

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

The following table presents the changes in the carrying amount of goodwill:

	Year ended December 31,
	2025	2024
	$000s	$000s
Balance at start of year	9,392	9,981
Translation adjustment	1,229	(589)
Balance at end of year	10,621	9,392

11. Other intangible assets

Intangible assets as of December 31, 2025 are as follows:

	Year ended December 31,
	2025	2024
	$000s	$000s
License and software	481	481
Accumulated Depreciation	(193)	(169)
License and software, net	288	312

The intangible assets are amortized beginning from the date of acquisition, over their useful life or written down if they are considered to be impaired.

Amortization expense is included in General and administrative expenses, which included on the consolidated statements of income (loss), and was nominal for the years ended December 31, 2025 and 2024, respectively.

SILENCE THERAPEUTICS plc

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Expected future amortization expense is as follows:

Year	Expected Amortization
$000s
2026	46
2027	41
2028	41
2029	41
2030	41
Thereafter	78

No impairment charges related to intangible assets were recorded for the years ended December 31, 2025 and 2024.

12. Cash and cash equivalents and short-term investments

	Year ended December 31,
	2025	2024
	$000s	$000s
Cash at bank and in hand	11,277	56,590
U.S. treasury bills	-	64,740
Total cash and cash equivalents	11,277	121,330

U.S. treasury bills	73,837	26,004
Total short-term investments	73,837	26,004

Cash at bank comprises balances held by the Group in current, short-term bank deposits, and U.S. Treasury Bills with an original maturity of three months or less. The carrying amount of these assets approximates to their fair value.

13. Other assets

	Year ended December 31,
	2025	2024
	$000s	$000s
Prepayments	8,930	13,124
VAT receivable	2,607	1,540
Total other current assets	11,537	14,664

Deposits for properties	-	356
Prepayments	127	3,234
Other long-term assets	127	3,590

At December 31, 2025 and 2024, the largest component of prepayments are prepaid third party costs for clinical trials, as well as manufacturing for clinical supplies and associated development, and pre-clinical studies which fluctuate based on timing of payments and related expense.

Included within prepayments at December 31, 2025 and 2024 is $6.8 million and $11.0 million respectively, are expenditures relating to contracted research and development costs.

14. Trade receivables

	Year ended December 31,
	2025	2024
	$000s	$000s
Trade receivables	-	972

SILENCE THERAPEUTICS plc

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Group considers that the carrying amount of trade receivables approximates their fair value.

No interest is charged on outstanding receivables. There were no overdue trade receivables balances.

The Group has applied an expected credit loss model to the balance and determined that no allowance is required for the periods ended December 31, 2025 and 2024.

15. Trade and other payables

	Year ended December 31,
	2025	2024
	$000s	$000s
Trade payables	4,409	3,697
Social security and other taxes	195	244
Accruals and other payables	5,749	8,361
Bonus accrual	2,964	3,445
Corporate income tax payable	39	652
Total trade and other payables	13,356	16,399

The Group considers that the carrying amount of trade and other payables approximates their fair value. Bonus accrual and accruals and other payables include accrued severance and other compensation costs that are currently subject to ongoing negotiation.

Included within accruals and other payables at December 31, 2025 and 2024 is $3.0 million and $5.9 million respectively, are expenditures relating to contracted research and development costs.

16. Leases

The Group has one operating lease for office space in London, which was moved to a new location upon completion of the original lease term, with the new lease beginning in September 2025. The Group determines whether a contract is a lease or contains a lease at inception date. Upon commencement, the Group recognizes a right-of-use asset and lease liability. Right-of-use assets represent the Group’s right to use the underlying asset for the lease term. Lease liabilities are the Group’s obligation to make the lease payments arising from a lease. As the Group’s lease does not provide an implicit rate, the Group’s lease liabilities are measured on a discounted basis using the Group’s incremental borrowing rate. Lease terms used in the recognition of right-of-use assets and lease liabilities include only options to extend the lease that are reasonably certain to be exercised. Additionally, lease terms underlying the right-of-use assets and lease liabilities consider terminations that are reasonably certain to be executed.

There are two short-term leases in Berlin, Germany and six leases in Hoboken, U.S., that have not been recognized as right-of-use assets. Both leases in Berlin are on a rolling contract basis with either party being able to end the lease with a cancellation notice period of 11.5 months, while the leases in the United States are on a rolling contract basis with a notice period of 3 months. Expense related to these short-term leases are recorded to the consolidated statements of income (loss) over the lease term.

The following table presents supplemental balance sheet information related to the Group’s operating lease:

		Year ended December 31,
		2025	2024
	Classification	$000s	$000s
Operating lease right-of-use asset	Other non-current assets	167	157

Lease liability - current	Current liabilities	89	117
Lease liability - non-current	Non-current liabilities	71	-

SILENCE THERAPEUTICS plc

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate for the Group’s operating leases at December 31, 2025 and 2024:

	2025	2024
Weighted-average remaining lease term	1.75 years	0.75 years
Weighted-average discount rate	10.5%	7.0%

The following table summarizes the components of total operating lease cost for fiscal year 2025 and 2024:

	Year ended December 31,
	2025	2024
	$000s	$000s
Operating lease cost	197	248
Short-term lease cost	721	736
Total operating lease cost	918	984

The following table summarizes the maturities of the Group’s operating leases at December 31, 2025:

Fiscal year	Operating Leases
2026	89
2027	71
2028	-
2029	-
2030	-
Thereafter	-
Total expected lease payments	160
Less: Imputed interest	-
Total lease liability	160

17. Contract liabilities

Contract liabilities represent the Group’s obligation to transfer services to a customer for which the Group has received advanced consideration, before the performance obligation has been satisfied. These liabilities are recognized when a customer prepays for services or when the Group has an unconditional right to consideration before the performance obligation is fulfilled.

Contract liabilities comprise entirely of advance consideration received from customers (deferred revenue) in respect of the AstraZeneca research collaboration. The current contract liabilities represent the amount of estimated revenue to be reported in the next 12 months related to amounts invoiced to its partners, while the non-current portion represents everything beyond 12 months. Current and non-current contract liabilities include future revenue from collaboration recharged expenses, upfront payments, and milestones achieved to December 31, 2025.

SILENCE THERAPEUTICS plc

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year ended December 31,
	2025	2024
	$000s	$000s
Contract liabilities:
Current	168	306
Non-current	55,454	51,790
Total contract liabilities	55,622	52,096

Contract liabilities:
At January 1,2025	52,096	81,572
Foreign exchange impact	3,860	(691)
Additions during period	225	14,328
Revenue unwound during period	(559)	(43,113)
At December 31, 2025	55,622	52,096

During the years ended December 31, 2025 and 2024 contract liabilities decreased primarily due to the recognition of revenue in the amount of $0.6 million and $43.1 million, respectively, that was included in the contract liabilities balance at the beginning of the year.

18. Income taxes

The Group operates in the U.K. and is subject to income taxes in that jurisdiction. The U.K. tax rate applied for 2025 was 25% (25% for 2024). U.K. deferred tax assets and liabilities have been measured at a rate of 25%. The entire tax expense relates to current tax as shown below. No deferred tax was recognized in the year.

Income (loss) from continuing operations before income taxes:

Year ended December 31,
2025
$000s
(Loss)/Income from continuing operations:
UK	(89,679)
Foreign	1,078
Total	(88,601)

The significant components of income tax expense attributable to income from continuing operations for the years ended December 31, 2025 and December 31, 2024 are as follows:

	Year ended December 31,
	2025	2024
	$000s	$000s
Current Tax Expense
Current Year	11	845
Changes in estimate related to prior years	-	-
Total current tax	11	845
Deferred Tax Expense
Origination and reversal of temporary differences	-	-
Recognition of previously unrecognized tax losses	-	-
Recognition of previously unrecognized tax losses (derecognition of previously recognized) deductible temporary differences	-	-
Taxation	11	845

SILENCE THERAPEUTICS plc

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income tax expense (benefit) attributable to income (loss) from continuing operations for the year ended December 31, 2025 differed from the amounts computed by applying the statutory UK federal income tax rate of 25 percent to pretax income (loss) from continuing operations as a result of the following:

	Year Ended December 31,
	2025	%
	$000s
UK Statutory Income Tax (Benefit) at 25%	(22,150)	25.00%
Domestic Federal
Tax credits	(1,948)	2.20%
Changes in valuation allowance	14,857	-16.77%
Non-taxable and non-deductible items
Stock Compensation	1,726	-1.95%
Research and Development costs	7,881	-8.89%
Other reconciling items	(108)	0.12%
Foreign tax effects
Other foreign jurisdictions	(269)	0.30%
Total	(11)	0.01%

Reconciliation of the income tax credit at standard rate of U.K. corporation tax to the current tax credit for the year ended December 31, 2024 is as follows:

Year Ended December 31,
2024
$000s
Loss before tax	(44,464)

UK Statutory Income Tax (Benefit) at 25%	11,116
Income not taxable	3,356
Foreign Tax Rate Differential	308
Change in valuation allowance	(15,423)
Effect of overseas taxes	(202)
Total	(845)

A schedule of income taxes paid by jurisdiction is as follows:

2025
$000s
UK Federal	—
Foreign
Germany	637
Other	—
Total	637

SILENCE THERAPEUTICS plc

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Group did not have any deferred tax liabilities as at December 31, 2025 and 2024. Components of the Group’s deferred tax assets as at December 31, 2025 and 2024 are as follows:

	Year ended December 31,
	Gross	Gross
	2025	2024
	$000s	$000s
Deferred tax assets:
Trading Losses [1]	73,529	55,316
Share-based payments	4,233	3,663
Capital losses	2,651	2,467
Gross deferred tax asset	80,413	61,446
Valuation allowance	(80,413)	(61,446)
Total deferred tax, net	-	-

(1)
Included in trading losses is $8.2 million of accumulated tax losses as of December 31, 2025 ($7.4 million as of December 31, 2024) related to its operations in Germany for corporate income taxes and $7.1 million of accumulated losses related to trade taxes in its German entity ($6.5 million as of December 31, 2024).

Movements in deferred tax valuation allowance:

	Year ended December 31,
	2025	2024
Valuation allowance at January 1	61,446	63,739
Increase/(decrease) in valuation allowance	18,967	(2,293)
Valuation allowance at December 31	80,413	61,446

Management has reviewed cumulative tax losses and projections of future taxable losses and determined that it is not more likely than not that they will be realized. Accordingly, valuation allowances have been provided over deferred tax assets.

Since the Group does not have an establishment or place of business in China, the Group is subject to withholding tax on gross income from dividends, interest, lease of property, royalties, and other China-source passive income. In 2021 the Group entered into a collaboration agreement with Hansoh, a biopharmaceutical company in China. In 2024 the Group received a milestone payment of $2.0 million, which required withholding tax of $0.2 million. We did not receive a milestone in 2025.

During the year, the Group had not yet received the research and development tax credit related to the prior year. The Group has recognized $7.5 million in respect of the current year for unfunded projects that are permissible to claim under the SME scheme (2024: $13.2). In addition, in 2024 we have also recognized $0.3 million related to the RDEC scheme which is not applicable for 2025.

19. Shareholders’ equity

	Year ended December 31,
	2025	2024

Authorized, allotted, called up and fully paid ordinary shares, par value £0.05	10,290	10,288

	Number	Number
Number of shares in issue	141,701,848	141,674,074
Number of ADS in issue	47,233,949	47,224,691

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

On October 15, 2021, the Group entered into an Open Market Sale Agreement (the "Sales Agreement"), with Jefferies LLC ("Jefferies"), pursuant to which the Group may offer and sell, from time to time, its ADSs through Jefferies. On October 15, 2021, the Group filed a registration statement, which became effective on October 22, 2021, for the issuance and sale of up to $100.0 million of ADSs. During the year ended December 31, 2024 the Group raised proceeds of $27.7 million before deducting $0.9 million in placement agent fees and other expenses, from sales of ADSs under the Sales Agreement. On October 22, 2024, the Group filed a new registration statement on Form F-3 which replaced the registration statement originally filed on October 15, 2021, for the issuance and sale, if any, of up to an additional $100 million of its shares represented by ADSs under the Sales Agreement. As of this filing, approximately $139.6 million of ADSs remained.

On February 5, 2024, the Group announced a private placement of 5,714,286 of the Group’s ADSs, each representing three ordinary shares, at a price of $21.00 per ADS, with new and existing institutional and accredited investors. The aggregate gross proceeds of the Private Placement were $120.0 million before deducting $7.7 million in placement agent fees and other expenses.

Details of the shares issued during the current year is as follows:

Number of shares in issue at December 31, 2024	141,674,074
Number of ADS in issue at December 31, 2024	47,224,691
Shares issued during the year
Options exercised at $0.20/ADS or $0.07/ordinary share	17,775
Options exercised at $4.23/ADS or $1.41/ordinary share	9,999
Number of shares in issue at December 31, 2025	141,701,848
Number of equivalent ADS in issue at December 31, 2025	47,233,949

At December 31, 2025, there were options outstanding of 20,884,098 (2024: 17,455,390) unissued ordinary shares.

Details of the options outstanding are as follows:

Year of issue	Weighted average Exercise price ($)	At January 1, 2025	Options granted	Options forfeited	Options expired	Options exercised	At December 31, 2025	Weighted average years to expiry date
2014	4.23	-	-	-			-	-
2015	4.23	3,333	-	-	-	(3,333)	-	0.00
2016	5.14	6,524	-	-			6,524	0.18
2017	8.05	23,333	-	-			23,333	1.91
2018	0.20	30,593	-	-	(568)	(2,259)	27,766	2.27
2019	5.36	229,997	-	-			229,997	3.76
2020	8.23	234,178	-	(2,400)	(3,833)	(3,666)	224,279	4.41
2021	22.37	576,136	-	(1,615)	(5,999)		568,522	5.81
2022	18.49	1,310,498		(123,132)	(12,668)		1,174,698	6.29
2023	13.88	2,148,357	-	(290,974)	(9,287)		1,848,096	7.21
2024	18.05	1,255,514		(138,543)	(4,438)		1,112,533	8.05
2025	6.96		1,966,485	(220,867)			1,745,618	8.87
Total (ADSs)		5,818,463	1,966,485	(777,531)	(36,793)	(9,258)	6,961,366
Total (Ordinary Shares)		17,455,390	5,899,455	(2,332,593)	(110,379)	(27,774)	20,884,098

ADSs represent three ordinary shares.

SILENCE THERAPEUTICS plc

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20. Equity-settled share-based compensation

The Group has issued share options under the 2018 Long Term Incentive Plan (“LTIP”), 2018 Non-Employee Long Term Inventive Plan (“Non-Employee LTIP”), and individual share option contracts, open to all employees of the Group, as well as EMI shares (none of which remain outstanding at December 31, 2024). Under the 2023 Plan, LTIP, Non-Employee LTIP, individual contracts and schemes available, the options typically vest after three years, with the exception of some options granted to certain members of key management personnel. The vesting period for these options ranges from 3 to 33 months. The options usually lapse after one year following the employee leaving the Group.

	2025			2024
	Number of ADSs	Weighted Average Exercise price	Aggregate Intrinsic Value	Number of ADSs	Weighted Average Exercise price	Aggregate Intrinsic Value
		$	$		$	$
Options
Outstanding at the beginning of the year	5,818,463	15.95		5,284,486	14.80
Granted during the year	1,966,485	6.96		1,267,514	18.05
Lapsed or forfeited during the year	(814,324)	13.11		(264,056)	19.82
Exercised during the year	(9,258)	1.65		(469,481)	6.55
Outstanding at the year-end (ADS/$)	6,961,366	13.76	-	5,818,463	15.95	-
Exercisable at the year-end	4,211,644	16.12		2,870,106	15.94

The table above shows the number of options in relation to ordinary shares and equivalent ADSs outstanding and exercisable at year end, on the conversion ratio of three ordinary share options to one ADS.

The options outstanding at the year-end have a weighted average remaining contractual life of 7.28 years (2024: 7.7 years).

As of December 31, 2025, there was $6.0 million of total unrecognized compensation cost related to stock options granted but not vested under the Company’s plans. That cost will be recognized over an expected remaining weighted-average period of 1.3 years.

In the years ended December 31, 2025 and 2024 the total intrinsic value of stock options exercised was negligible and $6.8 million, respectively. The weighted average share price at the date of exercise of the options during the year was $1.65 per ADS (2024: $20.99).

The Group granted 5,899,455 share options during the year (2024: 3,802,542). The fair value of options granted were calculated using Black Scholes model. Inputs into the model were as follows:

	2025	2024
Inputs and assumptions for options granted in the year:
Weighted average ADS price ($)	7.0	18.1
Option life (years)	6.2	6.2
Expected volatility	77.5%-79.8%	74.4%-78.6%
Risk free rate	3.75%-4.7%	3.39%-3.97%
Expected dividend yield	nil	nil

Weighted average grant date fair value ($)	6.93	12.6

The Group recognized total charges of $8.1 million (2024: $16.3 million) related to equity settled share-based payment transactions during the year. The decrease in costs for share-based payments is largely due to credit of previously accrued expense for those grants forfeited or cancelled due to reduction in number of employees, as well as lower fair value of 2025 issued grants.

SILENCE THERAPEUTICS plc

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Group does not bear any responsibility to settle any employee tax obligations that arise on the exercise of share options. The estimated employer tax obligation on outstanding options at the year-end was negligible for 2025 and 2024.

21. Capital commitments and contingent liabilities

There were no capital commitments at December 31, 2025 (2024: nil).

22. Commitments under short leases

At December 31, 2025, the Group had a gross commitment on its office rental and service charge in Berlin, Germany and the Hoboken, U.S. lease equal to $0.6 million (2024: $0.5 million) in the next year. No amounts are payable after more than one year.

In addition, the Group enters into contracts in the normal course of business with contract research organizations to assist in the performance of research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancellable contracts and not reflected in the disclosure above.

23. Financial instruments and risk management

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

SILENCE THERAPEUTICS plc

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Currency risk

The Group’s transactions are commonly denominated in U.K pounds sterling; however, the Group receives payments under its collaboration agreements in U.S. dollars and it incurs a portion of its expenses in other currencies, primarily U.S. dollars, and are exposed to the effects of these exchange rates. The Group seeks to minimize this exposure by maintaining currency cash balances at levels appropriate to meet foreseeable short to mid-term expenses in these other currencies. Where significant foreign currency cash receipts are expected, the Group considers the use of forward exchange contracts to manage its exchange rate exposure.

24. Related party transactions

The Group did not have any related party transactions in 2024 or 2025.

25. Subsequent events

None.