Form 10-Q
period 2026-03-31
Silence Therapeutics plc
filed 2026-05-07
CIK 1479615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 30, 2026, the registrant had 141,703,840 ordinary shares (including ordinary shares in the form of American Depositary Shares) outstanding, nominal value £0.05 per share.

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
•
our belief that our existing cash, cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2028; and
•
regulatory developments in the United States, United Kingdom, European Union, or EU, and other jurisdictions.

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report (if any), as well as information provided elsewhere in this Quarterly Report and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 5, 2026. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

i

TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION	Page

ITEM 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2026, and 2025 Condensed Comprehensive Loss for the three months ended March 31, 2026, and 2025	2
	Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2026, and 2025	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026, and 2025	5
	Notes to the Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	25
ITEM 4.	Controls and Procedures	25

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	26
ITEM 1A.	Risk Factors	26
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
ITEM 3.	Defaults Upon Senior Securities	26
ITEM 4.	Mine Safety Disclosures	26
ITEM 5.	Other Information	26
ITEM 6.	Exhibits	27
	Signatures	28

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Silence Therapeutics plc

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	Note	March 31, 2026	December 31, 2025
Current assets
Cash and cash equivalents		$5,657	$11,277
Short-term investments		64,421	73,837
R&D benefit receivable	8	22,216	22,007
Other current assets		10,558	11,537
Trade receivables		-	-
Total current assets		102,852	118,658
Property, plant and equipment		1,396	1,581
Operating lease right-of-use assets		142	167
Goodwill	6	10,358	10,621
Other intangible assets		248	288
Other long-term assets		127	127
Total assets		$115,123	$131,442

Current liabilities
Contract liabilities	7	$-	$(168)
Trade and other payables		(10,367)	(13,356)
Operating lease liabilities, current		(93)	(89)
Total current liabilities		(10,460)	(13,613)
Contract liabilities	7	(55,218)	(55,454)
Operating lease liabilities		(43)	(71)
Total liabilities		$(65,721)	$(69,138)
Commitments and contingencies (Note 11)

Shareholders’ equity
Ordinary shares - par value £0.05 per share; 141,703,840 shares issued at March 31, 2026 (December 31, 2025: 141,701,848)	9	(10,290)	(10,290)
Additional paid-in capital		(620,006)	(617,562)
Accumulated deficit		577,526	562,572
Accumulated other comprehensive loss		3,368	2,976
Total shareholders' equity		(49,402)	(62,304)

Total liabilities and shareholders' equity		$(115,123)	$(131,442)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

		Three months ended March 31,
	Note	2026	2025
Revenue	3	$422	$142
Cost of sales		(11)	(54)
Gross profit		411	88
Research and development costs		(9,122)	(20,813)
General and administrative expenses		(7,026)	(7,684)
Operating loss		(15,737)	(28,409)
Foreign currency gain/(loss), net		(482)	(3,769)
Other income, net		571	969
Benefit from R&D credit	8	691	2,679
Loss before income tax expense		(14,957)	(28,530)
Income tax expense		-	-
Net Loss		$(14,957)	$(28,530)
Loss per share (basic and diluted)	5	$(0.11)	$(0.20)
Weighted average shares outstanding (basic and diluted)		141,702,578	141,678,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Condensed consolidated statements of comprehensive income (loss)

(Unaudited, in thousands)

	Three months ended March 31,
	2026	2025
Net Loss	$(14,957)	$(28,530)
Other comprehensive (loss)/income:
Foreign exchange differences arising on consolidation of foreign operations (net of tax)	(392)	3,696
Total other comprehensive (loss)/income for the period	(392)	3,696
Total comprehensive loss for the period	$(15,349)	$(24,834)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited, in thousands, except share data)

		Ordinary Shares
	Note	Shares	Cost	Additional paid- in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity
At January 1, 2025		141,674,074	$10,288	$609,560	$(11,780)	$(474,045)	$134,023
Net loss		-	-	-	-	(28,530)	(28,530)
Foreign currency translation adjustments (net of tax)		-	-	-	$3,696	-	3,696
Recognition of share-based payments	10	-	-	3,540	-	-	3,540
Options exercised in the period	9/10	16,776	-	(39)	-	39	-
Proceeds from shares issued	9	-	1	13	-	-	14
At March 31, 2025		141,690,850	$10,289	$613,074	$(8,084)	$(502,536)	$112,743

At January 1, 2026		141,701,848	$10,290	$617,562	$(2,976)	$(562,572)	$62,304
Net loss		-	-	-	-	(14,957)	(14,957)
Foreign currency translation adjustments (net of tax)		-	-	-	(392)	-	(392)
Recognition of share-based payments	10	-	-	2,447	-	-	2,447
Options exercised in the period	9/10	1,992	-	(3)	-	3	-
Proceeds from shares issued		-	-	-	-	-	—
At March 31, 2026		141,703,840	$10,290	$620,006	$(3,368)	$(577,526)	$49,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three months ended March 31,
	2026	2025
Cash flow from operating activities
Net loss	$(14,957)	$(28,530)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	72	73
Amortization expense	34	65
Share-based compensation expense	2,447	3,540
Net foreign exchange impacts	(25)	3,020
Other income, net	(519)	(969)
Change in operating assets and liabilities:	-
Decrease in trade receivables	-	940
Decrease/(increase) in other current assets	931	(592)
(Increase)/decrease in R&D benefit receivable	(209)	8,338
Decrease in other long-term assets	-	89
(Decrease)/increase in trade and other payables	(2,949)	1,848
Increase in contract liabilities	(404)	(72)
Increase in operating lease liabilities	(24)	(59)
Net cash used in operations	(15,603)	(12,309)
Cash flow from investing activities
Redemption of term deposits	74,427	25,683
Purchase of term deposits	(64,427)	(70,060)
Purchase of property, plant and equipment	-	(4)
Net cash provided by/(used in) investing activities	10,000	(44,381)
Cash flow from financing activities
Proceeds from issue of ordinary shares	-	14
Net cash provided by financing activities	-	14
Decrease in cash and cash equivalents	(5,603)	(56,676)
Cash and cash equivalents at start of period	11,277	121,330
Effect of exchange rate fluctuations on cash and cash equivalents held	(17)	232
Cash and cash equivalents at end of period	$5,657	$64,886
Supplemental disclosures of cash flow information:
Tax paid	(88)	(76)

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

2. Summary of significant accounting policies

2.1. Basis of preparation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial reporting and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures required by U.S. GAAP for complete consolidated financial statements are not included herein. These interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission, or the SEC, on March 5, 2026. In the opinion of management, all adjustments considered necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

2.2. Functional and reporting currency

The reporting currency of the condensed consolidated financial statements is U.S. Dollars, or USD or $. The functional currency of the Group’s subsidiaries reflects the economic environment of their respective operations. All amounts disclosed have been rounded to the nearest thousand, unless otherwise stated.

The Group changed the functional currency of its U.K. entity from British pound sterling, or GBP, to USD on January 1, 2026. Management determined that changes in economic facts and circumstances, such as a significant shift in mix of the currencies used in the U.K. entity's operating cash flows, represented a significant change that was other-than-temporary and required a change in functional currency from GBP to USD. Accordingly, the change in functional currency from GBP to USD was accounted for prospectively beginning January 1, 2026.

The translated balances of monetary and nonmonetary assets and liabilities recorded in the reporting entity’s consolidated financial statements as of the end of the prior reporting period become the new accounting basis for those assets and liabilities in the period of the change. To the extent that the distinct and separable operation has monetary assets and liabilities denominated in the old functional currency, such balances will create transaction gains and losses subsequent to the change in functional currency. The balances previously recorded in accumulated comprehensive loss for prior periods through December 31, 2025 were not reversed upon this prospective change in functional currency. Monetary assets and liabilities not denominated in the new functional currency, USD, will create transaction gains and losses subsequent to the change in functional currency. The Company does not expect that the impact of such gains and losses will be material to the Company’s consolidated statements of operations.

2.3. Principles of consolidation

The condensed consolidated financial information comprises the financial statements of Silence Therapeutics plc and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

2.4. Use of estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues, expenses, and compensation during the reporting period. The Group considers that the carrying amount of trade and other payables approximates their fair value. Bonus accrual and accruals and other payables include accrued severance and other compensation costs, which may include a contingent element, that are currently subject to ongoing negotiation. Significant estimates and assumptions reflected in the Group’s condensed consolidated financial statements include, but are not limited to, the recognition of revenue and research and development expenses. The Group bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates.

2.5. Going concern

The Group has incurred recurring losses since inception, including net losses of $15.0 million for the three months ended March 31, 2026. As of March 31, 2026, the Group had accumulated losses of $577.5 million and cash outflows from operating activities for the three months ended March 31, 2026 was $15.6 million.

The Group expects to incur operating losses for the foreseeable future as it continues its research and development efforts, seeks to obtain regulatory approval of its product candidates and pursues any future product candidates the Group may develop.

To date, the Group has funded its operations through upfront payments and milestones from collaboration agreements, equity offerings and proceeds from private placements, as well as management of expenses and other financing options to support its continued operations. In 2024, the Group raised additional proceeds of $27.7 million before deducting $0.9 million in placement agent fees and other expenses, from sales of American Depositary Shares or ADSs, under its Open Market Sale Agreement with Jefferies LLC, dated October 15, 2021, or the Sales Agreement. On February 5, 2024, the Group announced a private placement of 5,714,286 of the ADSs, each representing three ordinary shares, at a price of $21.00 per ADS, with new and existing institutional and accredited investors, or the Private Placement. The aggregate gross proceeds of the Private Placement were $120.0 million before deducting approximately $7.7 million in placement agent fees and other expenses. In 2024, the Group received a $10.0 million milestone payment from the AstraZeneca collaboration and received another $2.0 million in milestone payments from the Hansoh collaboration. As of March 31, 2026, the Group had cash and cash equivalents and short-term investments of $70.1 million.

In accordance with Accounting Standards Codification ("ASC") 205, "Disclosure of Uncertainties about and Entity's Ability to Continue as a Going Concern, the Group has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The forecast for evaluating the going concern basis of the Group includes continued investment in our technology platform and product pipeline. The forecast does not include collaboration milestones which have not been fully achieved or other assumptions for potential future non-dilutive or dilutive funding sources. Based on this evaluation, the Group believes that its current cash and cash equivalents and short-term investment as of March 31, 2026 are sufficient to fund its forecasted operating expenses and capital expenditure requirements into 2028.

The Group will need to raise additional funding to fund its operating expenses and capital expenditure requirements in relation to its clinical development activities. The Group may seek additional funding through public or private financings, debt financing or collaboration agreements. Specifically, the Group may receive future milestone payments from collaboration agreements which will extend the ability to fund operations. However, these future milestone payments are dependent on achievement of certain development or regulatory objectives that may not occur. The inability to obtain future funding could impact the Group’s financial condition and ability to pursue its business strategies, including being required to delay, reduce or eliminate some of its research and development programs, or being unable to continue operations or unable to continue as a going concern.

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

3. Revenue

Revenue from collaboration agreements for the three months ended March 31, 2026 related to the research collaboration agreement the Group entered into with AstraZeneca in March 2020.

Disaggregation of revenue from contracts with customers is as follows:

	Three months ended March 31,
	2026	2025
	$000s	$000s
Revenue from Contracts with Customers
Research collaboration - AstraZeneca	422	142
Total revenue from contracts with customers	422	142

Under its collaboration agreement with AstraZeneca, the Group received an upfront cash payment of $20.0 million in 2020 with a further payment of $40 million received in May 2021. The Group is also eligible to receive specified development and commercial milestone payments as well as tiered royalties on net sales, if any. The Group recognizes the upfront payment and milestone payments over time, in accordance with ASC 606. During the three months ended March 31, 2026, the Group achieved no milestone payments from the collaboration agreement with AstraZeneca (three months ended March 31, 2025: nil). During the three months ended March 31, 2026, the Group recognized a total of $0.4 million in revenue under its collaboration agreement with AstraZeneca (three months ended March 31, 2025: $0.1 million).

4. Segment reporting

The chief operating decision maker, or CODM, reviews consolidated net loss for the period when assessing the Group’s performance, allocating resources and establishing management’s compensation. In addition to consolidated net loss, the

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

CODM receives discrete information for revenue and geographic location. Consolidated net loss is used to monitor budget versus actual results and is reviewed against the Group’s peers and competitors as benchmarking. The Group operates as one reportable segment in the specific technology field of RNA therapeutics.

The accounting policies of its operating segment are the same as those described in the Group’s summary of significant accounting policies.

The Group derives revenues from customers through royalty income and research collaboration agreements, each representing a major customer, specifically related to the development of RNAi-based medicines. Refer to Note 3 – "Revenue" for a further description of the Group revenues.

The measure of segment assets is reported on the balance sheet as total consolidated assets.

The table below provides segment information about the Group:

	Three months ended March 31,
	2026	2025
	$000s	$000s
Revenue	422	142
Less:
Cost of sales	(11)	(54)
Contracted development costs (a)	(4,343)	(14,673)
Personnel research and development costs (b)	(4,165)	(5,556)
Other R&D costs (c)	(614)	(584)
General & administrative expenses	(7,026)	(7,684)
Tax expense	-	-
Other segment items (d)	780	(121)
Consolidated net loss	(14,957)	(28,530)

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

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

An analysis of the Group’s assets and revenues by location is shown below:

	U.S.A.	U.K.	Germany	Total
	$000s	$000s	$000s	$000s
Non-current assets
As of December 31, 2025	-	600	12,184	12,784
As of March 31, 2026	-	562	11,709	12,271

Revenue analysis for the three months ended Mar 31, 2025
Research collaboration	-	142	-	142
	-	142	-	142

Revenue analysis for the three months ended Mar 31, 2026
Research collaboration	-	422	-	422
	-	422	-	422

5. Loss per share (basic and diluted)

Basic net loss per share is computed by dividing net loss (the numerator) by the weighted average shares outstanding for the period (the denominator). Diluted net loss per share is computed by dividing net loss by the weighted average shares outstanding during the period adjusted for the dilutive effects of the exercise of the stock options. In periods when losses from continuing operations are reported, the weighted-average shares outstanding excludes common share equivalents because their inclusion would be anti-dilutive. The computation of net loss per share for the three months ended March 31, 2026 and 2025, respectively was as follows:

	Three months ended March 31,
	2026	2025
	$000s	$000s
Net loss	(14,957)	(28,530)
Weighted-average shares outstanding (basic and diluted)	141,702,578	141,678,734
Net loss per share (basic and diluted)	$(0.11)	$(0.20)

The options outstanding at March 31, 2026 and 2025 were considered to be anti-dilutive as the Group is loss-making. These options outstanding are described in Note 10.

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

The following table presents the changes in the carrying amount of goodwill:

	2026	2025
	$000s	$000s
Balance at January 1	10,621	9,392
Translation adjustment	(263)	1,229
Balance at period-end	10,358	10,621

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

Contract liabilities comprise entirely of advance consideration received from customers (deferred revenue) in respect of the AstraZeneca collaboration as of March 31, 2026. The current contract liabilities represent the amount of estimated revenue to be reported in the next 12 months related to amounts invoiced to its partners, while the non-current portion represents everything beyond 12 months. Current and non-current contract liabilities include future revenue from collaboration recharged expenses, upfront payments, and milestones achieved to March 31, 2026.

	March 31, 2026	December 31, 2025
	$000s	$000s
Contract liabilities:
Current	-	168
Non-current	55,218	55,454
Total contract liabilities at period end	55,218	55,622

Contract liabilities:
At January 1, 2025	52,096
Foreign exchange impact	3,860
Additions during period	225
Revenue unwound during period	(559)
At December 31, 2025	55,622

Contract liabilities:
At January 1, 2026	55,622
Foreign exchange impact	18
Additions during period	-
Revenue unwound during period	(422)
At March 31, 2026	55,218

8. Benefit from R&D credit

An additional $0.7 million was recognized in respect of research and development tax credits in the three months ended March 31, 2026 (three months ended March 31, 2025: $2.7 million).

The current asset at March 31, 2026 was $22.2 million, comprised of $0.7 million in respect of research and development activities for the three months ended March 31, 2026, $7.7 million in respect of the year ended December 31, 2025, and $13.8 million in respect of the year ended December 31, 2024.

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

9. Shareholders’ equity

	March 31, 2026	December 31, 2025
Authorized, allotted, called up and fully paid ordinary shares, par value £0.05	10,290	10,290
	Number	Number
Number of shares in issue	141,703,840	141,701,848
Number of equivalent ADSs in issue	47,234,613	47,233,949

The Group has only one class of shares. All ordinary shares have equal voting rights and rank pari passu for the distribution of dividends.

Details of the shares issued during the current three months and prior year are as follows:

Number of shares in issue at January 1, 2025	141,674,074
Number of ADSs in issue at January 1, 2025	47,224,691
Shares issued during the year
Options exercised at $0.20/ADS or $0.07/ordinary share	17,775
Options exercised at $4.23/ADS or $1.41/ordinary share	9,999
Number of shares in issue at December 31, 2025	141,701,848
Number of equivalent ADSs in issue at December 31, 2025	47,233,949

Number of shares in issue at January 1, 2026	141,701,848
Number of ADSs in issue at January 1, 2026	47,233,949
Options exercised at $0.20/ADS or $0.07/ordinary share	1,992
Number of shares in issue at March 31, 2026	141,703,840
Number of equivalent ADSs in issue at March 31, 2026	47,234,613

The Group has outstanding ADSs and each ADS represents three ordinary shares.

10. Equity-settled share-based compensation

The Group has issued share options under the 2023 Equity Incentive Plan, or 2023 Plan, 2018 Long Term Incentive Plan, or LTIP, 2018 Non-Employee Long Term Incentive Plan, or Non-Employee LTIP, and individual share option contracts, each of which is or was open to all eligible service providers of the Group. Under the 2023 Plan, the LTIP, Non-Employee LTIP, and individual contracts the options typically vest after three years, with the exception of some options granted to certain members of key management personnel which have longer vesting periods. The vesting period for these options ranges from 3 to 48 months. The vested options usually lapse less than one year following the employee or service provider leaving the Group.

	Number of ADSs	Weighted Average Exercise price
		$
Options
Outstanding at January 1, 2026	6,961,366
Granted during the period	1,104,085
Lapsed or forfeited during the period	(332,747)
Exercised during the period	(664)
Outstanding at March 31, 2026	7,732,040	$12.56
Exercisable at the period-end	4,503,179

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

The table above shows the number of options in relation to ordinary shares and equivalent ADSs outstanding and exercisable at period end, on the conversion ratio of three ordinary shares to one ADS.

11. Capital commitments and contingent liabilities

There were no capital commitments at March 31, 2026 or December 31, 2025.

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

Rare Diseases

Divesiran (SLN124) is our potential first-in-class siRNA in Phase 2 development for polycythemia vera, or PV. PV is a rare myeloproliferative neoplasm characterized by the overproduction of red blood cells, or RBCs. Elevated hematocrit, or HCT, - an index of RBC mass - is a hallmark of the disease and HCT levels above 45% increase the risk of thrombotic and cardiovascular events. The current standard of care in all PV patients to control HCT is phlebotomy, daily low-dose aspirin therapy, sometimes in combination with cytoreductive therapies. PV patients have low levels of hepcidin the body’s master regulator of iron. Divesiran works by "silencing" the TMPRSS6 gene, lifting the natural brake on hepcidin - the body's master iron regulator. When TMPRSS6 is turned down in people living with PV, hepcidin levels rise, reducing iron availability to the bone marrow. With less iron available, the overproduction of RBCs seen in PV is reduced. This helps keep HCT levels in a safer range and can reduce or eliminate the need for phlebotomies. Additionally, siRNA therapies have a highly potent and durable effect - enabling less frequent and more convenient dosing. In the Phase 1 part of the SANRECO clinical trial evaluating divesiran treatment in 21 PV patients, divesiran produced durable HCT control and substantially reduced phlebotomy use following infrequent dosing (Q6W). Based on the strong durability observed in Phase 1, the ongoing Phase 2 part of the SANRECO trial is evaluating both a Q6W and Q12W dosing interval. The SANRECO Phase 2 trial is fully enrolled and topline results are anticipated in August 2026. The U.S. Food and Drug Administration, or FDA, has granted divesiran Fast Track and orphan drug designations for PV. Divesiran has also been granted orphan drug designation by the European Commission for PV in Europe. While our initial focus is on PV, divesiran has shown the potential in preclinical studies to address multiple hematological conditions through the unifying mechanism of elevating hepcidin in conditions with dysregulation of iron homeostasis.

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

First Quarter 2026 and Recent Business Developments

Divesiran: First-in-class siRNA for PV

•
SANRECO Phase 1 study abstract accepted for poster presentation at the European Hematology Association (EHA) 2026 Annual Congress taking place June 11-14, 2026.
o
Divesiran, A Novel GalNac Conjugated SiRNA, Reduces Phlebotomies, Improves Iron Stores and Symptoms in Polycythemia Vera Patients in Sanreco Phase 1 Study

Abstract #PF886, Poster Session 1 on Friday, June 12 (6:45-7:45 p.m. CEST)

•
SANRECO Phase 2 double-blind, placebo-controlled trial evaluating divesiran 6 mg (Q6W and Q12W dosing intervals) in 48 phlebotomy-dependent PV patients is ongoing with topline results on-track for the third quarter of 2026.

SLN312 (AZD1705): Phase 1 siRNA with a competitive profile for dyslipidemia

•
Phase 1 study abstract accepted for late-breaking oral presentation at the European Atherosclerosis Society (EAS) Congress taking place May 24-27, 2026.
o
Liver-Targeted ANGPTL3 Silencing with AZD1705 Lowers Atherogenic Lipoproteins: Preclinical Validation and Phase 1 Results

Abstract #1610, Late Breaker Clinical Abstracts Session on Tuesday, May 26 (3:45–5:15 p.m. EST)

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

Under the AstraZeneca collaboration, we received an upfront cash payment of $20.0 million and an additional payment of $40.0 million in May 2021. We are also eligible to receive specified development and commercial milestone payments as well as tiered royalties on net sales, if any. We recognize the upfront payment and milestone payments over time. During the three months ended March 31, 2026, we recognized a total of $0.4 million in revenue under the AstraZeneca collaboration (three months ended March 31, 2025: $0.1 million).

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

Our contracted development costs primarily consists of:

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

Our other research and development costs primarily consists of:

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

As a company that carries out extensive research and development, or R&D, activities, we seek to benefit from the U.K. R&D tax credit regime. In respect of accounting periods in which we qualify as a Small and Medium-sized

Enterprise, or SME, and in which our qualifying R&D expenditure represents 30% (for periods from April 1, 2024) or more of the total (meaning we are considered as “R&D-intensive” during such accounting period), we may, under this regime, surrender the trading losses that arise from our R&D activities for a cash rebate of up to 26.97% of qualifying R&D expenditure. Based on our current forecast, we do not expect to meet the qualifying R&D expenditure threshold for the year ended December 31, 2026; however, we plan to still expect to claim at the R&D intensive rate as we expect to meet conditions for a grace period under the U.K. R&D tax credit regime. Accordingly, if we cease to qualify as an R&D-intensive SME, in future, we will either cease to be able to claim cash rebates in respect of our R&D activities, or only be able to receive cash payments or other tax relief (under other provisions of the U.K. R&D tax credit regime) at a significantly lower rate than at present. Further, the regime’s rules are complex, and if a tax authority were to challenge or seek to disallow our claims (in whole or in part), for example by asserting that we do not (or the relevant expenditure does not) meet the technical conditions to be granted tax credits (or cash rebates), then such challenge or disallowance, if successful, could have a material impact on our cash-flow and financial performance. In addition, future changes to the U.K. R&D tax credit regime may mean that we no longer qualify for it or have a material impact on the extent to which we can make claims (or benefit from them).

Unsurrendered U.K. tax losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to $6.5 million (£5.0 million) plus an incremental 50% of U.K. taxable profits. After accounting for tax credits receivable, we had accumulated tax losses for carry forward in the United Kingdom of $237.0 million as of March 31, 2026 ($187.7 million as of March 31, 2025). However, in the event of a change in ownership of a U.K. company, certain provisions may apply to restrict the utilization of carried forward tax losses in future periods. These provisions apply where there is a major change in the nature or conduct of a trade in connection with the change in ownership. For the avoidance of doubt, we do not recognize a deferred tax asset in respect of the accumulated tax losses. In addition to our accumulated tax losses in the United Kingdom, we also had $50.5 million of accumulated tax losses as of March 31, 2026 ($48.7 million as of March 31, 2025), related to our operations in Germany for corporate income taxes. We also had $48.9 million of accumulated losses related to trade taxes in our German entity ($47.2 million as of March 31, 2025). We had a foreign tax expense in Germany of nil for the three months ended March 31, 2026 (three months ended March 31, 2025: nil). Tax losses in the United States were negligible.

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

Comparison of the three months ended March 31, 2026, and 2025

The following table summarizes the results of our operations for the three months ended March 31, 2026, and 2025 (in thousands).

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
	$000s	$000s	Change
Revenue	$422	142	280
Cost of sales	(11)	(54)	43
Gross profit	411	88	323
Research and development costs	(9,122)	(20,813)	11,691
General and administrative expenses	(7,026)	(7,684)	658
Operating loss	(15,737)	(28,409)	12,672
Foreign currency gain/loss, net	(482)	(3,769)	3,287
Other income, net	571	969	(398)
Benefit from R&D credit	691	2,679	(1,988)
Loss for the period before taxation	(14,957)	(28,530)	13,573
Taxation	-	-	-
Loss for the period after taxation	$(14,957)	(28,530)	13,573
Loss per ordinary share (basic and diluted)	$(0.11)	(0.20)

Revenue

Revenue for the three months ended March 31, 2026 was $0.4 million, reflecting an increase of $0.3 million as compared to the same period in 2025 due to activity associated with the AstraZeneca collaboration.

Cost of sales

Cost of sales movement was negligible for the three months ended March 31, 2026, as compared to the same period in 2025. The change was due to activity associated with our collaboration agreements, which fluctuates based on the timing of activities and project progression.

Research and development costs

The following table summarizes our research and development costs for the three months ended March 31, 2026 and 2025, based on their classification (in thousands).

	Three months ended
	March 31, 2026	March 31, 2025
	$000s	$000s
Research and development costs
Contracted development costs	4,343	14,673
Personnel costs	4,165	5,556
Other costs	614	584
Total	9,122	20,813

Research and development costs for the three months ended March 31, 2026 decreased by $11.7 million to $9.1 million. This change was mainly due to a decrease in contracted development costs of $10.3 million associated with the Phase 3 readiness for zerlasiran in 2025 as well as a decrease in personnel costs of $1.4 million mainly due to reduced headcount.

	Three months ended
	March 31, 2026	March 31, 2025
	$000s	$000s
Contracted development costs
Zerlasiran	1,014	11,479
Divesiran	2,218	2,903
Other contracted development costs	1,111	291
Total	4,343	14,673

Contracted development costs for the three months ended March 31, 2026 decreased by $10.3 million to $4.3 million. The decrease was largely due to a decrease in costs related to contract manufacturing activities related to our zerlasiran Phase 3 readiness completed in 2025.

General and administrative expense

General and administrative expenses decreased by $0.7 million for the three months ended March 31, 2026 compared to the same period in 2025. These decreases were mainly due to an effort to reduce administrative costs.

Foreign currency gain (loss), net

As of January 1, 2026, the functional currency of our U.K. entity changed to USD and as a result, foreign currency activity included in net income for the three months ended March 31, 2026 was a loss of $0.5 million. In the prior year, foreign exchange gains and losses included in net income resulted primarily from foreign currency (USD and EUR) denominated bank accounts. The foreign exchange losses for the three months ended March 31, 2025 were primarily due to remeasurement of U.S. treasury bills held in USD to the related functional currency.

Other Income (expenses), net

Other income primarily relates to accretion from U.S. treasury bills and interest on cash accounts.

Benefit from R&D credit

Benefit from R&D tax credit relates to U.K. research and development tax credits. The decrease in benefit in the current year was mainly related to a reduction in research and development spend.

Taxation

There was no tax expense in the current or prior period.

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

As of March 31, 2026, we had cash, cash equivalents, and short-term investments of $70.1 million. We believe that our cash, cash equivalents, and short-term investments will be sufficient to fund our anticipated operating and capital expenditure requirements into 2028.

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

Refer to Note 2.5 in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional discussion of liquidity and capital resources.

Cash Flows

The following table summarizes the results of our cash flows for the three months ended March 31, 2026 and 2025.

	Three months ended
	March 31, 2026	March 31, 2025
	$000s	$000s
Net cash (outflow) from operating activities	(15,603)	(12,309)
Net cash inflow/(outflow) from investing activities	10,000	(44,381)
Net cash inflow from financing activities	-	14
(Decrease) in cash and cash equivalents	(5,603)	(56,676)

Operating activities

Net cash outflow from operating activities increased by $3.3 million for the three months ended March 31, 2026, as compared with the same period in 2025. This increase was mainly due to the receipt of $11.0 million related to the 2023 R&D benefit in the three months ended March 31, 2025, while no related claim was received in 2026. This was offset by a reduction in research and development spend in 2026.

Investing activities

Net cash inflow from investing activities relates to redemptions of U.S. treasury bills, offset by purchases for the three months ended March 31, 2026. The same period in 2025 reflected $70.1 million in purchases of U.S. treasury bills offset by $25.7 million in redemptions.

Financing activities

Cash flows from financing activities were negligible for the periods ended March 31, 2026 and 2025.

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

Contractual Obligations and Commitments

The following table summarizes our contractual commitments and obligations as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
	$000s	$000s
Lease liability - Non-current	43	71
Lease liability - Current	93	89
Total lease liability	136	160

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

At March 31, 2026, we had a gross commitment on our office rental in Berlin, Germany and in the United States equal to an aggregate of $0.6 million in the next year. No amounts are payable after more than one year.

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

Revenue Recognition under Collaboration Agreements

During the three months ended March 31, 2026 and 2025, our revenue from collaboration agreements was derived from the AstraZeneca collaboration.

We have out-licensed the rights to some of our intellectual property associated with our siRNA stabilization chemistry technology to AstraZeneca in the context of a Research Collaboration, Option and License Agreement dated March 24, 2020, under which we and AstraZeneca will collaborate to discover, develop and commercialize siRNA therapeutics for the treatment of cardiovascular, renal, metabolic and respiratory diseases. AstraZeneca made an upfront cash payment of $60.0 million, of which $20.0 million was paid in May 2020 and the remaining $40.0 million was paid in May 2021. The upfront payment has been allocated evenly between the ten targets on the basis of a benchmarking exercise that took into account the standalone selling price per target, of similar precedent transactions that had been publicly announced by comparable companies. Subsequent milestones are allocated to the target to which they are related. The upfront and milestone payments will be recognized as revenue as the services are provided. We anticipate initiating work on up to five targets in the early stages of the collaboration, with AstraZeneca having the option to extend the collaboration to a further five targets. Under the collaboration, utilizing our technology, we are responsible for designing siRNA molecules against gene targets selected by AstraZeneca, and for manufacturing of material to support GLP toxicology studies and phase 1 clinical trials. We and AstraZeneca will collaborate during the discovery phase, and AstraZeneca will lead clinical development and commercialization of molecules arising from the collaboration. For each target selected under the collaboration, we will be eligible to receive up to $140.0 million in milestone payments upon the achievement of milestones relating to the initiation of specified clinical trials, the acceptance of specified regulatory filings and the first commercial sale in specified jurisdictions. AstraZeneca has the right to terminate the agreement in its entirety or on a target-by-target basis, for any reason upon specified prior written notice to us. We may terminate the agreement on a target-by-target basis in the event that AstraZeneca begins a legal or administrative proceeding challenging the patentability, validity, ownership or enforceability of our patents. Either party may terminate the agreement on a target-by-target basis upon a material breach by the other party that is not cured within a specified period after receiving written notice, or in its entirety upon giving written notice following the other party’s bankruptcy, insolvency or similar instance. The license of the intellectual property and the R&D services are not distinct, as AstraZeneca cannot benefit from the intellectual property absent the R&D services, as those R&D services are used to discover and develop a drug candidate and to enhance the value in the underlying intellectual property, which could not be performed by another party, indicating that the two are highly interrelated. On this basis, we have concluded that there is a single performance obligation covering both the R&D services and the license of the intellectual property in respect of each target (i.e., one for the initial target and one for each additional optioned complement-mediated disease target). We recognize revenue over the duration of the contract based on an input method based on percentage of cost incurred.

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

For the three months ended March 31, 2026 and 2025, we determined actual costs and forecast costs for the remainder of the contract. We calculated total contract costs across the contract term, including costs that will be reimbursed to us, and costs incurred to date as a percentage of total contract costs. We multiplied this percentage by the consideration deemed highly probable of not having a significant reversal, calculating the cumulative revenue to be recognized. When variable consideration increases due to a further milestone becoming highly probable that a significant reversal of revenue will not occur, a catch-up in revenue is recorded to reflect efforts already expended by us up to that point. In the three months ended March 31, 2026, the estimated forecasted cost for partnered programs was not material and the related judgment was not significant.

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

Recent Accounting Pronouncements

We discuss the effect of recently issued and adopted pronouncements in Note 2.6, "Recently Issued Accounting Pronouncements" to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Note 2.20, “Summary of Significant Accounting Policies” to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Interim Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Interim Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026. Based on such evaluation, our Interim Principal Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

Item 1A. Risk Factors.

Our business has significant risks. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange
Commission, or SEC, on March 5, 2026. These are not the only risks facing our business. Other risks and uncertainties that we are not currently aware of or that we currently consider immaterial also may materially adversely affect our business, financial condition and future results. Risks we have identified but currently consider immaterial could still also materially adversely affect our business, financial condition and future results of operations if our assumptions about those risks are incorrect or if circumstances change.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

SILENCE THERAPEUTICS PLC

Date:	May 7, 2026	By:	/s/ Iain Ross
			Name	Iain Ross
			Title:	Interim Principal Executive Officer
(Principal Executive Officer)

Date:	May 7, 2026	By:	/s/ Rhonda Hellums
			Name	Rhonda Hellums
			Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)