Form 10-Q
period 2026-06-30
Silence Therapeutics plc
filed 2026-08-10
CIK 1479615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 31, 2026, the registrant had 141,740,037 ordinary shares (including ordinary shares in the form of American Depositary Shares) outstanding, nominal value £0.05 per share.

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

i

TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION	Page

ITEM 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026, and 2025 Condensed Comprehensive Loss for the three and six months ended June 30, 2026, and 2025	2
	Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2026, and 2025	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026, and 2025	5
	Notes to the Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	25
ITEM 4.	Controls and Procedures	25

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	27
ITEM 1A.	Risk Factors	27
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
ITEM 3.	Defaults Upon Senior Securities	27
ITEM 4.	Mine Safety Disclosures	27
ITEM 5.	Other Information	27
ITEM 6.	Exhibits	28
	Signatures	29

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Silence Therapeutics plc

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	Note	June 30, 2026	December 31, 2025
Current assets
Cash and cash equivalents		$72,054	$11,277
Short-term investments		—	73,837
R&D benefit receivable	8	9,292	22,007
Other current assets		12,935	11,537
Total current assets		94,281	118,658
Property, plant and equipment		1,325	1,581
Operating lease right-of-use assets		117	167
Goodwill	6	10,325	10,621
Other intangible assets		237	288
Other long-term assets		127	127
Total assets		$106,412	$131,442

Current liabilities
Contract liabilities	7	$—	$(168)
Trade and other payables		(12,611)	(13,356)
Operating lease liabilities, current		(103)	(89)
Total current liabilities		(12,714)	(13,613)
Contract liabilities	7	(55,218)	(55,454)
Operating lease liabilities		(9)	(71)
Total liabilities		$(67,941)	$(69,138)
Commitments and contingencies (Note 11)

Shareholders’ equity
Ordinary shares - par value £0.05 per share; 141,739,180 shares issued at June 30, 2026 (December 31, 2025: 141,701,848)	9	(10,292)	(10,290)
Additional paid-in capital		(621,152)	(617,562)
Accumulated deficit		589,632	562,572
Accumulated other comprehensive loss		3,341	2,976
Total shareholders' equity		(38,471)	(62,304)

Total liabilities and shareholders' equity		$(106,412)	$(131,442)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

		Three months ended June 30,		Six months ended June 30,
	Note	2026	2025	2026	2025
Revenue	3	$—	$224	$422	$366
Cost of sales		—	(85)	(11)	(139)
Gross profit		—	139	411	227
Research and development costs		(9,148)	(17,647)	(18,270)	(38,460)
General and administrative expenses		(4,717)	(5,131)	(11,743)	(12,815)
Restructuring charges		—	(1,324)	—	(1,324)
Operating loss		(13,865)	(23,963)	(29,602)	(52,372)
Foreign currency gain/(loss), net		151	(6,613)	(331)	(10,382)
Other income, net		669	861	1,240	1,830
Benefit from R&D credit	8	778	2,371	1,469	5,050
Loss before income tax expense		(12,267)	(27,344)	(27,224)	(55,874)
Income tax expense		(1)	(10)	(1)	(10)
Net Loss		$(12,268)	$(27,354)	$(27,225)	$(55,884)
Loss per share (basic and diluted)	5	$(0.09)	$(0.19)	$(0.19)	$(0.39)
Weighted average shares outstanding (basic and diluted)		141,709,762	141,696,047	141,706,190	141,687,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Condensed consolidated statements of comprehensive income (loss)

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net Loss	$(12,268)	$(27,354)	$(27,225)	$(55,884)
Other comprehensive (loss)/income:
Foreign exchange differences arising on consolidation of foreign operations (net of tax)	27	6,680	(365)	10,376
Total other comprehensive (loss)/income for the period	27	6,680	(365)	10,376
Total comprehensive loss for the period	$(12,241)	$(20,674)	$(27,590)	$(45,508)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited, in thousands, except share data)

		Ordinary Shares
	Note	Shares	Cost	Additional paid- in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity
At January 1, 2025		141,674,074	$10,288	$609,560	$(11,780)	$(474,045)	$134,023
Net loss		—	—	—	—	(28,530)	(28,530)
Foreign currency translation adjustments (net of tax)		—	—	—	$3,696	—	3,696
Recognition of share-based payments	10	—	—	3,540	—	—	3,540
Options exercised in the period	9/10	16,776	—	(39)	—	39	-
Proceeds from shares issued	9	—	1	13	—	—	14
At March 31, 2025		141,690,850	$10,289	$613,074	$(8,084)	$(502,536)	$112,743
Net loss		—	—	—	—	(27,354)	(27,354)
Foreign currency translation adjustments (net of tax)		—	—	—	$6,680	—	6,680
Recognition of share-based payments	10	—	—	2,085	—	—	2,085
Options exercised in the period	9/10	10,998	—	(46)	—	46	—
Proceeds from shares issued	9	—	1	—	—	—	1
At June 30, 2025		141,701,848	$10,290	$615,113	$(1,404)	$(529,844)	$94,155

At January 1, 2026		141,701,848	$10,290	$617,562	$(2,976)	$(562,572)	$62,304
Net loss		—	—	—	—	(14,957)	(14,957)
Foreign currency translation adjustments (net of tax)		—	—	—	(392)	—	(392)
Recognition of share-based payments	10	—	—	2,447	—	—	2,447
Options exercised in the period	9/10	1,992	—	(3)	—	3	—
Proceeds from shares issued		—	—	—	—	—	—
At March 31, 2026		141,703,840	$10,290	$620,006	$(3,368)	$(577,526)	$49,402
Net loss		—	—	—	—	(12,268)	(12,268)
Foreign currency translation adjustments (net of tax)		—	—	—	27	—	27
Recognition of share-based payments	10	—	—	1,308	—	-	1,308
Options exercised in the period	9/10	35,340	—	(162)	—	162	-
Proceeds from shares issued		—	2	—	—	—	2
At June 30, 2026		141,739,180	$10,292	$621,152	$(3,341)	$(589,632)	$38,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six months ended June 30,
	2026	2025
Cash flow from operating activities
Net loss	$(27,225)	$(55,884)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	145	154
Amortization expense	69	132
Share-based compensation expense	3,755	5,625
Net foreign exchange impacts	153	11,710
Other income, net	(1,103)	(1,830)
Income tax expense	1	10
Change in operating assets and liabilities:
Decrease in trade receivables	-	932
(Increase)/decrease in other current assets	(1,398)	2,426
Decrease in R&D benefit receivable	12,715	6,343
Decrease in other long-term assets	-	14
Decrease in trade and other payables	(745)	(3,385)
Decrease in contract liabilities	(404)	(214)
Decrease in operating lease liabilities	(48)	(126)
Net cash used in operations	(14,085)	(34,093)
Cash flow from investing activities
Redemption of term deposits	139,367	26,558
Purchase of term deposits	(64,427)	(72,449)
Purchase of property, plant and equipment	-	(52)
Net cash provided by/(used in) investing activities	74,940	(45,943)
Cash flow from financing activities
Proceeds from issue of ordinary shares	2	15
Net cash provided by financing activities	2	15
Increase/(decrease) in cash and cash equivalents	60,857	(80,021)
Cash and cash equivalents at start of period	11,277	121,330
Effect of exchange rate fluctuations on cash and cash equivalents held	(80)	430
Cash and cash equivalents at end of period (1)	$72,054	$41,739
Supplemental disclosures of cash flow information:
Tax paid	(172)	(509)

(1) Cash at bank comprises balances held by the Group in current, short-term bank deposits, and U.S. Treasury Bills with an original maturity of three months or less. The carrying amount of these assets approximates to their fair value.

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

2. Summary of significant accounting policies

2.1. Basis of preparation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial reporting and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures required by U.S. GAAP for complete consolidated financial statements are not included herein. These interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission, or the SEC, on March 5, 2026. In the opinion of management, all adjustments considered necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

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

2.5. Going concern

The Group has incurred recurring losses since inception, including net losses of $27.2 million for the six months ended June 30, 2026. As of June 30, 2026, the Group had accumulated losses of $589.6 million and cash outflows from operating activities for the six months ended June 30, 2026 was $14.1 million.

The Group expects to incur operating losses for the foreseeable future as it continues its research and development efforts, seeks to obtain regulatory approval of its product candidates and pursues any future product candidates the Group may develop.

To date, the Group has funded its operations through upfront payments and milestones from collaboration agreements, equity offerings and proceeds from private placements, as well as management of expenses and other financing options to support its continued operations. In 2024, the Group raised additional proceeds of $27.7 million before deducting $0.9 million in placement agent fees and other expenses, from sales of American Depositary Shares or ADSs, under its Open Market Sale Agreement with Jefferies LLC, dated October 15, 2021, or the Sales Agreement. On February 5, 2024, the Group announced a private placement of 5,714,286 of the ADSs, each representing three ordinary shares, at a price of $21.00 per ADS, with new and existing institutional and accredited investors, or the Private Placement. The aggregate gross proceeds of the Private Placement were $120.0 million before deducting approximately $7.7 million in placement agent fees and other expenses. In 2024, the Group received a $10.0 million milestone payment from the AstraZeneca collaboration and received another $2.0 million in milestone payments from the Hansoh collaboration. As of June 30, 2026, the Group had cash and cash equivalents of $72.1 million.

In accordance with Accounting Standards Codification ("ASC") 205, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern", the Group has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The forecast for evaluating the going concern basis of the Group includes continued investment in our technology platform and product pipeline. The forecast does not include collaboration milestones which have not been fully achieved or other assumptions for potential future non-dilutive or dilutive funding sources. Based on this evaluation, the Group believes that its current cash and cash equivalents as of June 30, 2026 are sufficient to fund its forecasted operating expenses and capital expenditure requirements into 2028.

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

3. Revenue

Revenue from collaboration agreements for the three and six months ended June 30, 2026 related to the research collaboration agreement the Group entered into with AstraZeneca in March 2020.

There was no revenue for the three months ended June 30, 2026 (three months ended June 30, 2025: $0.2 million).

Revenue for the six months ended June 30, 2026 was $0.4 million (six months ended June 30, 2025: $0.4 million).

Disaggregation of revenue from contracts with customers is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	$000s	$000s	$000s	$000s
Revenue from Contracts with Customers
Research collaboration - AstraZeneca	—	224	422	366
Total revenue from contracts with customers	—	224	422	366

Under its collaboration agreement with AstraZeneca, the Group received an upfront cash payment of $20.0 million in 2020 with a further payment of $40 million received in May 2021. The Group is also eligible to receive specified development and commercial milestone payments as well as tiered royalties on net sales, if any. The Group recognizes the upfront payment and milestone payments over time, in accordance with ASC 606. During the six months ended June 30, 2026, the Group achieved no milestone payments from the collaboration agreement with AstraZeneca (six months ended June 30, 2025: nil). During the six months ended June 30, 2026, the Group recognized a total of $0.4 million in revenue under its collaboration agreement with AstraZeneca (six months ended June 30, 2025: $0.4 million).

4. Segment reporting

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

The chief operating decision maker, or CODM, reviews consolidated net loss for the period when assessing the Group’s performance, allocating resources and establishing management’s compensation. In addition to consolidated net loss, the CODM receives discrete information for revenue and geographic location. Consolidated net loss is used to monitor budget versus actual results and is reviewed against the Group’s peers and competitors as benchmarking. The Group operates as one reportable segment in the specific technology field of RNA therapeutics.

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

The measure of segment assets is reported on the balance sheet as total consolidated assets.

The table below provides segment information about the Group:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	$000s	$000s	$000s	$000s
Revenue	—	224	422	366
Less:
Cost of sales	—	(85)	(11)	(139)
Contracted development costs (a)	(4,751)	(12,232)	(9,094)	(26,905)
Personnel research and development costs (b)	(3,690)	(4,479)	(7,855)	(10,035)
Other R&D costs (c)	(707)	(936)	(1,321)	(1,520)
General & administrative expenses	(4,717)	(5,131)	(11,743)	(12,815)
Restructuring charges	—	(1,324)	—	(1,324)
Tax expense	(1)	(10)	(1)	(10)
Other segment items (d)	1,598	(3,381)	2,378	(3,502)
Consolidated net loss	(12,268)	(27,354)	(27,225)	(55,884)

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

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

An analysis of the Group’s assets and revenues by location is shown below:

	U.S.A.	U.K.	Germany	Total
	$000s	$000s	$000s	$000s
Non-current assets
As of December 31, 2025	—	600	12,184	12,784
As of June 30, 2026	—	523	11,608	12,131

Revenue analysis for the six months ended June 30, 2025
Research collaboration	—	366	—	366
	—	366	—	366

Revenue analysis for the six months ended June 30, 2026
Research collaboration	—	422	—	422
	—	422	—	422

5. Loss per share (basic and diluted)

Basic net loss per share is computed by dividing net loss (the numerator) by the weighted average shares outstanding for the period (the denominator). Diluted net loss per share is computed by dividing net loss by the weighted average shares outstanding during the period adjusted for the dilutive effects of the exercise of the stock options. In periods when losses from continuing operations are reported, the weighted-average shares outstanding excludes common share equivalents because their inclusion would be anti-dilutive. The computation of net loss per share for the three and six months ended June 30, 2026 and 2025, respectively was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	$000s	$000s	$000s	$000s
Net loss	(12,268)	(27,354)	(27,225)	(55,884)
Weighted-average shares outstanding (basic and diluted)	141,709,762	141,696,047	141,706,190	141,687,438
Net loss per share (basic and diluted)	$(0.09)	$(0.19)	$(0.19)	$(0.39)

The options outstanding at June 30, 2026 and 2025 were considered to be anti-dilutive as the Group is loss-making. These options outstanding are described in Note 10.

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

The following table presents the changes in the carrying amount of goodwill:

	2026	2025
	$000s	$000s
Balance at January 1	10,621	9,392
Translation adjustment	(296)	1,229
Balance at period-end	10,325	10,621

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

Contract liabilities comprise entirely of advance consideration received from customers (deferred revenue) in respect of the AstraZeneca collaboration as of June 30, 2026. The current contract liabilities represent the amount of estimated revenue to be reported in the next 12 months related to amounts invoiced to its partners, while the non-current portion represents everything beyond 12 months. Current and non-current contract liabilities include future revenue from collaboration recharged expenses, upfront payments, and milestones achieved to June 30, 2026.

	June 30, 2026	December 31, 2025
	$000s	$000s
Contract liabilities:
Current	—	168
Non-current	55,218	55,454
Total contract liabilities at period end	55,218	55,622

Contract liabilities:
At January 1, 2025	52,096
Foreign exchange impact	3,860
Additions during period	225
Revenue unwound during period	(559)
At December 31, 2025	55,622

Contract liabilities:
At January 1, 2026	55,622
Foreign exchange impact	—
Additions during period	18
Revenue unwound during period	(422)
At June 30, 2026	55,218

8. Benefit from R&D credit

An additional $0.8 million was recognized in respect of research and development tax credits in the three months ended June 30, 2026 (three months ended June 30, 2025: $2.4 million).

$1.5 million was recognized in respect of research and development tax credits in the six months ended June 30, 2026 (six months ended June 30, 2025: $5.1 million).

The current asset at June 30, 2026 was $9.3 million, comprised of $1.5 million in respect of research and development activities for the six months ended June 30, 2026 and $7.5 million in respect of the year ended December 31, 2025. In the six months ended June 30, 2026, the Group received $14.2 million related to the receipt of the 2024 claim for past research and development tax credits. The remaining change in the balance from December 31, 2025 is due to foreign currency exchange differences as the balance is denominated in GBP.

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

9. Shareholders’ equity

	June 30, 2026	December 31, 2025
Authorized, allotted, called up and fully paid ordinary shares, par value £0.05	10,292	10,290
	Number	Number
Number of shares in issue	141,739,180	141,701,848
Number of equivalent ADSs in issue	47,246,393	47,233,949

The Group has only one class of shares. All ordinary shares have equal voting rights and rank pari passu for the distribution of dividends.

In March 2026, the Company entered into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which the Company may offer and sell, from time to time through Jefferies, at its option, its ordinary shares. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross proceeds for the ordinary shares sold through the Sales Agreement. During the three months ended June 30, 2026, no sales were made under the Sales Agreement.

Details of the shares issued during the current three months and prior year are as follows:

Number of shares in issue at January 1, 2025	141,674,074
Number of ADSs in issue at January 1, 2025	47,224,691
Shares issued during the year
Options exercised at $0.20/ADS or $0.07/ordinary share	17,775
Options exercised at $4.23/ADS or $1.41/ordinary share	9,999
Number of shares in issue at December 31, 2025	141,701,848
Number of equivalent ADSs in issue at December 31, 2025	47,233,949

Number of shares in issue at January 1, 2026	141,701,848
Number of ADSs in issue at January 1, 2026	47,233,949
Options exercised at $0.20/ADS or $0.07/ordinary share	7,491
Options exercised at $4.48/ADS or $1.49/ordinary share	8,838
Options exercised at $7.19/ADS or $2.40/ordinary share	21,000
Options exercised at $9.98/ADS or $3.33/ordinary share	3
Number of shares in issue at June 30, 2026	141,739,180
Number of equivalent ADSs in issue at June 30, 2026	47,246,393

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

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

	Number of ADSs	Weighted Average Exercise price
		$
Options
Outstanding at January 1, 2026	6,961,366
Granted during the period	1,104,085
Lapsed or forfeited during the period	(364,918)
Exercised during the period	(12,444)
Outstanding at June 30, 2026	7,688,089	$12.61
Exercisable at the period-end	4,794,137

The table above shows the number of options in relation to ordinary shares and equivalent ADSs outstanding and exercisable at period end, on the conversion ratio of three ordinary shares to one ADS.

11. Capital commitments and contingent liabilities

There were no capital commitments at June 30, 2026 or December 31, 2025.

12. Related party transactions

None.

13. Subsequent events

As previously reported, the Company and its former chief executive officer entered into a separation agreement in July 2026. The agreement resulted in a modification to the terms of the former executive’s unvested stock options in the event of a “change in control” as such term is defined in the Company’s equity incentive plan to be through December 14, 2026. The related value of this modification would be $1.4 million based on the fair value of the awards at the modification date and compensation will be recognized only when it is probable that the awards will vest. At the modification date, $0.9 million of share-based compensation expense will be credited for prior recognized expense.

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

Rare Diseases

Divesiran (SLN124) is our potential first-in-class siRNA in Phase 2 development for polycythemia vera, or PV. PV is a rare myeloproliferative neoplasm characterized by the overproduction of red blood cells, or RBCs. Elevated hematocrit, or HCT, - an index of RBC mass - is a hallmark of the disease and HCT levels above 45% increase the risk of thrombotic and cardiovascular events. The current standard of care in all PV patients to control HCT is phlebotomy, daily low-dose aspirin therapy, sometimes in combination with cytoreductive therapies. PV patients have low levels of hepcidin the body’s master regulator of iron. Divesiran works by "silencing" the TMPRSS6 gene, lifting the natural brake on hepcidin - the body's master iron regulator. When TMPRSS6 is turned down in people living with PV, hepcidin levels rise, reducing iron availability to the bone marrow. With less iron available, the overproduction of RBCs seen in PV is reduced. This helps keep HCT levels in a safer range and can reduce or eliminate the need for phlebotomies. Additionally, siRNA therapies have a highly potent and durable effect - enabling less frequent and more convenient dosing. In the Phase 1 part of the SANRECO clinical trial evaluating divesiran treatment in 21 PV patients, divesiran produced durable HCT control and substantially reduced phlebotomy use following infrequent dosing (Q6W). Based on the strong durability observed in Phase 1, the ongoing Phase 2 part of the SANRECO trial is evaluating both a Q6W and Q12W dosing interval. The SANRECO Phase 2 trial completed patient dosing in June 2026 and topline results are anticipated in August 2026. The U.S. Food and Drug Administration, or FDA, has granted divesiran Fast Track and orphan drug designations for PV. Divesiran has also been granted orphan drug designation by the European Commission for PV in Europe. While our initial focus is on PV, divesiran has shown the potential in preclinical studies to address multiple hematological conditions through the unifying mechanism of elevating hepcidin in conditions with dysregulation of iron homeostasis.

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

SLN365 is our potential first-in-class siRNA product candidate that works by "silencing" GPR146, a novel mechanism of action for the management of cholesterol levels in patients, independent of LDLR function. Hypercholesterolemia is a highly prevalent indication with an estimated one in 300 individuals worldwide living with the familial form HeFH (heterozygous) and around one in 300,000 individuals suffering from the form HoFH (homozygous) globally. SLN365 has demonstrated promising preclinical results in non-human primates and the program is well positioned for a potential IND filing in 2027.

SLN098 is our siRNA product candidate that works by "silencing" INHBE, a novel target for obesity supported by human genetics, strong preclinical data and emerging third-party clinical data demonstrating early efficacy and safety. Despite recent advances in obesity treatment, limitations of current standards of care leave millions at risk of further complications. Around one billion patients worldwide are affected by obesity and associated co-morbidities. Current obesity treatments offer weight loss around 15-20% which plateaus after 12-24 months and are associated with up to 40% lean muscle mass loss. More than two thirds of weight loss is regained within the first year after discontinuation of treatment. There is also poor tolerability and compliance with up to 30% of patients discontinuing GLP/GIP agonists treatment. SLN098 has the opportunity to address unmet needs including increasing fat loss, preventing muscle mass loss and slowing weight regain. SLN098 has demonstrated deep and durable knockdown in nonhuman primates and the program is well positioned for a potential IND filing in 2027. We believe there is an opportunity to develop SLN098 either as a monotherapy or add-on to GLP/GIP agonists or as a weight maintenance treatment.

Second Quarter 2026 and Recent Business Developments

Divesiran: First-in-class siRNA silencing TMPRSS6 for PV

•
Presented follow-up data from the Phase 1 SANRECO study at the European Hematology Association (EHA) 2026 Annual Congress in June demonstrating durable efficacy and potential best-in-class profile for divesiran in PV.
•
Completed dosing in the Phase 2 SANRECO double-blind, placebo-controlled trial evaluating divesiran 6 mg (Q6W and Q12W dosing intervals) in 48 phlebotomy-dependent PV patients.

SLN312 (AZD1705): Phase 1 siRNA silencing ANGPTL3 with a competitive profile for dyslipidemia

•
Phase 1 results generated under our AstraZeneca collaboration were presented by AstraZeneca during a late-breaking oral presentation at the European Atherosclerosis Society (EAS) Congress in May 2026. Results demonstrated a favorable safety profile and dose-dependent, durable reductions in ANGPTL3 protein levels as well as in atherogenic lipoproteins including LDL-C, Apo-B and non-HDL-C.

Pre-Clinical Pipeline Updates:

•
Generated additional preclinical data demonstrating that the effect of SLN365 (GPR146) on lipids was reproduced and not altered by co-treatment with statin or ezetimibe.
•
Generated additional preclinical data with SLN098 (INHBE) in a diet induced obesity mouse model demonstrating reduced visceral fat and preservation of lean body mass.

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

Under the AstraZeneca collaboration, we received an upfront cash payment of $20.0 million and an additional payment of $40.0 million in May 2021. We are also eligible to receive specified development and commercial milestone payments as well as tiered royalties on net sales, if any. We recognize the upfront payment and milestone payments over time. There was no revenue for the three months ended June 30, 2026 (three months ended June 30, 2025: $0.2 million). During the six months ended June 30, 2026, we recognized a total of $0.4 million in revenue under the AstraZeneca collaboration (six months ended June 30, 2025: $0.4 million).

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

Foreign Currency Gain (loss), net

Foreign exchange gains and losses primarily relate to cash and short-term investments held in foreign currencies (primarily GBP and Euros).

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

Unsurrendered U.K. tax losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to $6.5 million (£5.0 million) plus an incremental 50% of U.K. taxable profits. After accounting for tax credits receivable, we had accumulated tax losses for carry forward in the United Kingdom of $248.2 million as of June 30, 2026 ($214.7 million as of June 30, 2025). However, in the event of a change in ownership of a U.K. company, certain provisions may apply to restrict the utilization of carried forward tax losses in future periods. These provisions apply where there is a major change in the nature or conduct of a trade in connection with the change in ownership. For the avoidance of doubt, we do not recognize a deferred tax asset in respect of the accumulated tax losses. In addition to our accumulated tax losses in the United Kingdom, we also had $48.4 million of accumulated tax losses as of June 30, 2026 ($52.6 million as of June 30, 2025), related to our operations in Germany for corporate income taxes. We also had $47.3 million of accumulated losses related to trade taxes in our German entity ($50.9 million as of June 30, 2025). We had a foreign tax expense in Germany of nil for the six months ended June 30, 2026 (six months ended June 30, 2025: nil). Tax losses in the United States were negligible.

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

Comparison of the three and six months ended June 30, 2026, and 2025

The following table summarizes the results of our operations for the three months and six months ended June 30, 2026, and 2025 (in thousands).

	Three months ended	Three months ended		Six months ended	Six months ended
	June 30, 2026	June 30, 2025		June 30, 2026	June 30, 2025
	$000s	$000s	Change	$000s	$000s	Change
Revenue	$—	224	(224)	422	366	56
Cost of sales	—	(85)	85	(11)	(139)	128
Gross profit	-	139	(139)	411	227	184
Research and development costs	(9,148)	(17,647)	8,499	(18,270)	(38,460)	20,190
General and administrative expenses	(4,717)	(5,131)	414	(11,743)	(12,815)	1,072
Restructuring charges	—	(1,324)	1,324	—	(1,324)	1,324
Operating loss	(13,865)	(23,963)	10,098	(29,602)	(52,372)	22,770
Foreign currency gain/loss, net	151	(6,613)	6,764	(331)	(10,382)	10,051
Other income, net	669	861	(192)	1,240	1,830	(590)
Benefit from R&D credit	778	2,371	(1,593)	1,469	5,050	(3,581)
Loss for the period before taxation	(12,267)	(27,344)	15,077	(27,224)	(55,874)	28,650
Taxation	(1)	(10)	9	(1)	(10)	9
Loss for the period after taxation	$(12,268)	(27,354)	15,086	(27,225)	(55,884)	28,659
Loss per ordinary share (basic and diluted)	$(0.09)	(0.19)		(0.19)	(0.39)

Revenue

Revenue for the three months ended June 30, 2026 was nil, reflecting a decrease of $0.2 million as compared to the same period in 2025 due to a reduction in activity associated with the AstraZeneca collaboration.

Revenue for the six months ended June 30, 2026 was $0.4 million, reflecting a negligible increase as compared to the same period in 2025 due to activity associated with the AstraZeneca collaboration.

Cost of sales

Cost of sales movement was negligible for the three and six months ended June 30, 2026, as compared to the same periods in 2025. Cost of sales is related to activity associated with our collaboration agreements, which fluctuates based on the timing of activities and project progression.

Research and development costs

The following table summarizes our research and development costs for the three and six months ended June 30, 2026 and 2025, based on their classification (in thousands).

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	$000s	$000s	$000s	$000s
Research and development costs
Contracted development costs	4,751	12,232	9,094	26,905
Personnel costs	3,690	4,479	7,855	10,035
Other costs	707	936	1,321	1,520
Total	9,148	17,647	18,270	38,460

Research and development costs for the three months ended June 30, 2026 decreased by $8.5 million, as compared to the same period in 2025. This change was mainly due to a decrease in contracted development costs of $7.5 million associated with the Phase 3 readiness for zerlasiran in 2025, as well as a decrease in personnel costs of $0.8 million mainly due to reduced headcount.

Research and development costs for the six months ended June 30, 2026 decreased by $20.1 million, as compared to the same period in 2025. This change was mainly due to a decrease in contracted development costs of $17.8 million associated with the Phase 3 readiness for zerlasiran in 2025, as well as a decrease in personnel costs of $2.2 million mainly due to reduced headcount.

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	$000s	$000s	$000s	$000s
Contracted development costs
Zerlasiran	575	3,999	1,589	15,478
Divesiran	2,907	5,921	5,125	8,824
Other contracted development costs	1,269	2,312	2,380	2,603
Total	4,751	12,232	9,094	26,905

Contracted development costs for the three months ended June 30, 2026 decreased by $7.5 million and $17.8 million for the six months ended June 30, 2026, compared to the same periods in 2025. The decrease was largely due to a decrease in costs related to contract manufacturing activities related to our zerlasiran Phase 3 readiness completed in 2025. The remaining decrease is due to the timing of clinical manufacturing and clinical studies for divesiran.

General and administrative expense

General and administrative expenses decreased by $0.4 million for the three months ended June 30, 2026 and $1.1 million for the six months ended June 30, 2026, compared to the same periods in 2025. These decreases were mainly due to an effort to reduce administrative costs.

Restructuring Charges

During the three months ended June 30, 2025, we incurred non-recurring restructuring charges associated with a limited reduction in force.

Foreign currency gain (loss), net

As of January 1, 2026, the functional currency of our U.K. entity changed to USD and as a result, foreign currency activity included in net gain of $0.2 million for the three months ended June 30, 2026 and a net loss of $0.3 million for the six months ended June 30, 2026. In the prior year, foreign exchange gains and losses included in net income resulted primarily from foreign currency (USD and EUR) denominated bank accounts. The foreign exchange losses for the three and six months ended June 30, 2025 were primarily due to remeasurement of U.S. treasury bills held in USD to the related functional currency.

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

As of June 30, 2026, we had cash and cash equivalents of $72.1 million. We believe that our cash and cash equivalents will be sufficient to fund our anticipated operating and capital expenditure requirements into 2028.

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

In March 2026, we entered into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time through Jefferies, at our option, our ordinary shares. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross proceeds for the ordinary shares sold through the Sales Agreement. During the three months ended June 30, 2026, no sales were made under the Sales Agreement.

We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than operating leases.

Refer to Note 2.5 in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional discussion of liquidity and capital resources.

Cash Flows

The following table summarizes the results of our cash flows for the six months ended June 30, 2026 and 2025.

	Six months ended
	June 30, 2026	June 30, 2025
	$000s	$000s
Net cash (outflow) from operating activities	(14,085)	(34,093)
Net cash inflow/(outflow) from investing activities	74,940	(45,943)
Net cash inflow from financing activities	2	15
Increase/(decrease) in cash and cash equivalents	60,857	(80,021)

Operating activities

Net cash outflow from operating activities decreased by $20.0 million for the six months ended June 30, 2026, as compared with the same period in 2025. This decrease was mainly due to reduction in our research and development spend in 2026.

Investing activities

Net cash inflow from investing activities relates to $139.4 million redemptions of U.S. treasury bills, offset by $64.4 million in purchases for the six months ended June 30, 2026. The same period in 2025 reflected $72.4 million in purchases of U.S. treasury bills offset by $26.6 million in redemptions.

Financing activities

Cash flows from financing activities were negligible for the periods ended June 30, 2026 and 2025.

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

Contractual Obligations and Commitments

The following table summarizes our contractual commitments and obligations as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
	$000s	$000s
Lease liability - Non-current	9	71
Lease liability - Current	103	89
Total lease liability	112	160

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

At June 30, 2026, we had a gross commitment on our office rental in Berlin, Germany and in the United States equal to an aggregate of $0.6 million in the next year. No amounts are payable after more than one year.

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

Revenue Recognition under Collaboration Agreements

During the six months ended June 30, 2026 and 2025, our revenue from collaboration agreements was derived from the AstraZeneca collaboration.

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

For the six months ended June 30, 2026 and 2025, we determined actual costs and forecast costs for the remainder of the contract. We calculated total contract costs across the contract term, including costs that will be reimbursed to us, and costs incurred to date as a percentage of total contract costs. We multiplied this percentage by the consideration deemed highly probable of not having a significant reversal, calculating the cumulative revenue to be recognized. When variable consideration increases due to a further milestone becoming highly probable that a significant reversal of revenue will not occur, a catch-up in revenue is recorded to reflect efforts already expended by us up to that point. In the six months ended June 30, 2026, the estimated forecasted cost for partnered programs was not material and the related judgment was not significant.

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

Our management, with the participation of our Interim Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026. Based on such evaluation, our Interim Principal Executive Officer and Chief

Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the six months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Incorporation by Reference
Exhibit Number	Description	Schedule/ Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Articles of Association	10-Q	001-39487	3.1	August 7, 2025
10.1*	Separation and Release Agreement, dated July 10, 2026, by and between the Registrant and Craig Tooman
31.1*	Certification by the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SILENCE THERAPEUTICS PLC

Date:	August 10, 2026	By:	/s/ Iain Ross
			Name	Iain Ross
			Title:	Interim Principal Executive Officer
(Principal Executive Officer)

Date:	August 10, 2026	By:	/s/ Rhonda Hellums
			Name	Rhonda Hellums
			Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)