Form 10-Q
period 2026-09-30
Silence Therapeutics plc
filed 2026-11-13
CIK 1479615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of September 30, 2026, the registrant had 186,609,073 ordinary shares (including ordinary shares in the form of American Depositary Shares) outstanding, nominal value £0.05 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements include, but are not limited to, statements about:

•
our proposed acquisition by Merck KGaA, Darmstadt, Germany, including without limitation the structure, timing and ability to consummate the transaction;
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
•
our belief that our existing cash, cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements at least until 2028; and
•
regulatory developments in the United States, United Kingdom, European Union, or EU, and other jurisdictions.

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report (if any), as well as information provided elsewhere in this Quarterly Report and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 5, 2026. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events

i

or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

ii

TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION	Page

ITEM 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2026, and December 31, 2025	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026, and 2025 Condensed Comprehensive Loss for the three and nine months ended September 30, 2026, and 2025	2
	Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2026, and 2025	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026, and 2025	7
	Notes to the Condensed Consolidated Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	29
ITEM 4.	Controls and Procedures	29

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	31
ITEM 1A.	Risk Factors	31
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
ITEM 3.	Defaults Upon Senior Securities	34
ITEM 4.	Mine Safety Disclosures	34
ITEM 5.	Other Information	34
ITEM 6.	Exhibits	35
	Signatures	37

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Silence Therapeutics plc

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	Note	September 30, 2026	December 31, 2025
Current assets
Cash and cash equivalents		$247,659	$11,277
Short-term investments		—	73,837
R&D benefit receivable	8	9,973	22,007
Other current assets		11,944	11,537
Total current assets		269,576	118,658
Property, plant and equipment		1,222	1,581
Operating lease right-of-use assets		92	167
Goodwill	6	10,254	10,621
Other intangible assets		227	288
Other long-term assets		127	127
Total assets		$281,498	$131,442

Current liabilities
Contract liabilities	7	$—	$(168)
Trade and other payables		(11,172)	(13,356)
Operating lease liabilities, current		(87)	(89)
Total current liabilities		(11,259)	(13,613)
Contract liabilities	7	(55,218)	(55,454)
Operating lease liabilities		-	(71)
Total liabilities		$(66,477)	$(69,138)
Commitments and contingencies (Note 11)

Shareholders’ equity
Ordinary shares - par value £0.05 per share; 186,609,073 shares issued at September 30, 2026 (December 31, 2025: 141,701,848)	9	(13,329)	(10,290)
Additional paid-in capital		(807,057)	(617,562)
Accumulated deficit		601,890	562,572
Accumulated other comprehensive loss		3,475	2,976
Total shareholders' equity		(215,021)	(62,304)

Total liabilities and shareholders' equity		$(281,498)	$(131,442)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

		Three months ended September 30,		Nine months ended September 30,
	Note	2026	2025	2026	2025
Revenue	3	$—	$159	$422	$525
Cost of sales		—	(64)	(11)	(203)
Gross profit		—	95	411	322
Research and development costs		(9,304)	(20,544)	(27,574)	(59,004)
General and administrative expenses		(4,920)	(5,795)	(16,663)	(18,610)
Restructuring charges		—	—	—	(1,324)
Operating loss		(14,224)	(26,244)	(43,826)	(78,616)
Foreign currency gain/(loss), net		21	1,934	(310)	(8,448)
Other income, net		1,080	770	2,320	2,600
Benefit from R&D credit	8	697	2,583	2,166	7,633
Loss before income tax expense		(12,426)	(20,957)	(39,650)	(76,831)
Income tax expense		-	(1)	(1)	(11)
Net Loss		$(12,426)	$(20,958)	$(39,651)	$(76,842)
Loss per share (basic and diluted)	5	$(0.08)	$(0.15)	$(0.26)	$(0.54)
Weighted average shares outstanding (basic and diluted)		165,600,827	141,701,848	149,758,595	141,692,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Condensed consolidated statements of comprehensive income (loss)

(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net Loss	$(12,426)	$(20,958)	$(39,651)	$(76,842)
Other comprehensive (loss)/income:
Foreign exchange differences arising on consolidation of foreign operations (net of tax)	(134)	(1,669)	(499)	8,707
Total other comprehensive (loss)/income for the period	(134)	(1,669)	(499)	8,707
Total comprehensive loss for the period	$(12,560)	$(22,627)	$(40,150)	$(68,135)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited, in thousands, except share data)

		Ordinary Shares
	Note	Shares	Cost	Additional paid- in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders' equity
At January 1, 2025		141,674,074	$10,288	$609,560	$(11,780)	$(474,045)	$134,023
Net loss		—	—	—	—	(28,530)	(28,530)
Foreign currency translation adjustments (net of tax)		—	—	—	$3,696	—	3,696
Recognition of share-based payments	10	—	—	3,540	—	—	3,540
Options exercised in the period	9/10	16,776	—	(39)	—	39	—
Proceeds from shares issued	9	—	1	13	—	—	14
At March 31, 2025		141,690,850	$10,289	$613,074	$(8,084)	$(502,536)	$112,743
Net loss		—	—	—	—	(27,354)	(27,354)
Foreign currency translation adjustments (net of tax)		—	—	—	$6,680	—	6,680
Recognition of share-based payments	10	—	—	2,085	—	—	2,085
Options exercised in the period	9/10	10,998	—	(46)	—	46	—
Proceeds from shares issued	9	—	1	—	—	—	1
At June 30, 2025		141,701,848	$10,290	$615,113	$(1,404)	$(529,844)	$94,155
Net loss		—	—	—	—	(20,958)	(20,958)
Foreign currency translation adjustments (net of tax)		—	—	—	$(1,669)	—	(1,669)
Recognition of share-based payments	10	—	—	2,535	—	—	2,535
Options exercised in the period	9/10	—	—	—	—	—	—
Proceeds from shares issued	9	—	—	—	—	—	—
At September 30, 2025		141,701,848	$10,290	$617,648	$(3,073)	$(550,802)	$74,063

At January 1, 2026		141,701,848	$10,290	$617,562	$(2,976)	$(562,572)	$62,304
Net loss		—	—	—	—	(14,957)	(14,957)
Foreign currency translation adjustments (net of tax)		—	—	—	(392)	—	(392)
Recognition of share-based payments	10	—	—	2,447	—	—	2,447
Options exercised in the period	9/10	1,992	—	(3)	—	3	—
Proceeds from shares issued		—	—	—	—	—	—
At March 31, 2026		141,703,840	$10,290	$620,006	$(3,368)	$(577,526)	$49,402
Net loss		—	—	—	—	(12,268)	(12,268)
Foreign currency translation adjustments (net of tax)		—	—	—	27	—	27
Recognition of share-based payments	10	—	—	1,308	—	-	1,308
Options exercised in the period	9/10	35,340	—	(162)	—	162	-
Proceeds from shares issued		—	2	—	—	—	2
At June 30, 2026		141,739,180	$10,292	$621,152	$(3,341)	$(589,632)	$38,471
Net loss		—	—	—	—	(12,426)	(12,426)
Foreign currency translation adjustments (net of tax)		—	—	—	$(134)	—	(134)
Recognition of share-based payments	10	—	—	777	—	—	777
Options exercised in the period	9/10	147,672	—	(168)	—	168	—
Proceeds from shares issued	9	44,722,221	3,037	185,296	—	—	188,333

At September 30, 2026	186,609,073	$13,329	$807,057	$(3,475)	$(601,890)	$215,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Silence Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine months ended September 30,
	2026	2025
Cash flow from operating activities
Net loss	$(39,651)	$(76,842)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	217	235
Amortization expense	103	207
Share-based compensation expense	4,532	8,160
Net foreign exchange impacts	74	10,792
Other income, net	(1,103)	(2,600)
Income tax expense	1	11
Change in operating assets and liabilities:
Decrease in trade receivables	—	994
(Increase)/decrease in other current assets	(407)	7,757
Decrease in R&D benefit receivable	12,034	3,851
Decrease in other long-term assets	-	3,401
Decrease in trade and other payables	(2,184)	(502)
Decrease in contract liabilities	(404)	(302)
Decrease in operating lease liabilities	(73)	(146)
Net cash used in operations	(26,861)	(44,984)
Cash flow from investing activities
Redemption of term deposits	139,367	98,036
Purchase of term deposits	(64,427)	(92,635)
Purchase of property, plant and equipment	—	(55)
Net cash provided by investing activities	74,940	5,346
Cash flow from financing activities
Proceeds from issue of ordinary shares	188,335	15
Net cash provided by financing activities	188,335	15
Increase/(decrease) in cash and cash equivalents	236,414	(39,623)
Cash and cash equivalents at start of period	11,277	121,330
Effect of exchange rate fluctuations on cash and cash equivalents held	(32)	324
Cash and cash equivalents at end of period (1)	$247,659	$82,031
Supplemental disclosures of cash flow information:
Tax paid	(1,057)	(630)

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

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. General information

1.1. Nature of the business

Silence Therapeutics plc and its subsidiaries, or together, the Group or Company, are primarily involved in the discovery, delivery and development of RNA therapeutics. Silence Therapeutics plc, a public company limited by shares registered in England and Wales, with company number 02992058, is the Group’s ultimate parent company. The Company’s registered office is 5 Brayford Square, London, United Kingdom E1 0SG and the principal place of business is 12 Hammersmith Grove, London, United Kingdom W6 7AP.

1.2 Proposed Transaction with Merck KGaA, Darmstadt, Germany

On October 18, 2026, the Company entered into a Transaction Agreement, or the Transaction Agreement, with Merck KGaA, Darmstadt, Germany, or Purchaser, pursuant to which Purchaser (or, in the case of the American Depositary Shares, or ADSs, of the Company, Purchaser’s nominee) will acquire the entire issued and to be issued share capital of the Company pursuant to a court-sanctioned scheme of arrangement under Part 26 of the UK Companies Act 2006, or the Scheme of Arrangement, and such acquisition, the Transaction, for a total transaction value of approximately $1.3 billion, on the terms and subject to the conditions set forth therein. The Transaction is expected to close first quarter of 2027, subject to customary closing conditions, including the approval of the Scheme of Arrangement by the Company’s shareholders, the sanction of the Scheme of Arrangement by the High Court of Justice of England and Wales and receipt of the required regulatory approvals. Refer to Note 13 – Subsequent events”.

2. Summary of significant accounting policies

2.1. Basis of preparation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial reporting and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures required by U.S. GAAP for complete consolidated financial statements are not included herein. These interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission, or the SEC, on March 5, 2026. In the opinion of management, all adjustments considered necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

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

2.5. Going concern

The Group has incurred recurring losses since inception, including net losses of $39.7 million for the nine months ended September 30, 2026. As of September 30, 2026, the Group had accumulated losses of $601.9 million and cash outflows from operating activities for the nine months ended September 30, 2026 was $26.9 million.

The Group expects to incur operating losses for the foreseeable future as it continues its research and development efforts, seeks to obtain regulatory approval of its product candidates and pursues any future product candidates the Group may develop.

To date, the Group has funded its operations through upfront payments and milestones from collaboration agreements, equity offerings and proceeds from private placements, as well as management of expenses and other financing options to support its continued operations. In 2024, the Group raised additional proceeds of $27.7 million before deducting $0.9 million in placement agent fees and other expenses, from sales of ADSs, under its Open Market Sale Agreement with Jefferies LLC, dated October 15, 2021, or the Sales Agreement. On February 5, 2024, the Group announced a private placement of 5,714,286 of the ADSs, each representing three ordinary shares, at a price of $21.00 per ADS, with new and existing institutional and accredited investors, or the Private Placement. The aggregate gross proceeds of the Private Placement were $120.0 million before deducting approximately $7.7 million in placement agent fees and other expenses. In 2024, the Group received a $10.0 million milestone payment from the AstraZeneca collaboration and received another $2.0 million in milestone payments from the Hansoh collaboration.

On August 11, 2026, the Group announced an underwritten public offering of 14,907,407 ADSs which includes the exercise in full by the underwriters of their option to purchase up to an additional 1,944,444 ADSs, each representing three ordinary shares, at a price of $13.50 per ADS, or the Offering. The aggregate gross proceeds of the Offering were $201.3 million before deducting approximately $13.3 million in underwriting discounts and commissions and other offering expenses.

As of September 30, 2026, the Group had cash and cash equivalents of $247.7 million.

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of financial statements: Going concern, the Group has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The forecast for evaluating the going concern basis of the Group includes continued investment in our technology platform and product pipeline. The forecast does not include collaboration milestones which have not been fully achieved or other assumptions for potential future non-dilutive or dilutive funding sources. Based on this evaluation, the Group believes that its current cash and cash equivalents as of September 30, 2026 are sufficient to fund its forecasted operating expenses and capital expenditure requirements at least until 2028.

The Group will need to raise additional funds for its operating expenses and capital expenditure requirements in relation to its clinical development activities. The Group may seek additional funding through public or private financings, debt financing or collaboration agreements. Specifically, the Group may receive future milestone payments from collaboration agreements which will extend the ability to fund operations. However, these future milestone payments are dependent on achievement of certain development or regulatory objectives that may not occur. The inability to obtain future funding could impact the Group’s financial condition and ability to pursue its business strategies, including being required to delay, reduce or eliminate some of its research and development programs, or being unable to continue operations or unable to continue as a going concern.

These consolidated financial statements have been prepared assuming that the Group will continue as a going concern which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business and do not include adjustments that would result if the Group were unable to continue as a going concern.

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

3. Revenue

Revenue from collaboration agreements for the three and nine months ended September 30, 2026 related to the research collaboration agreement the Group entered into with AstraZeneca in March 2020.

There was no revenue for the three months ended September 30, 2026 (three months ended September 30, 2025: $0.2 million).

Revenue for the nine months ended September 30, 2026 was $0.4 million (nine months ended September 30, 2025: $0.5 million).

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

Disaggregation of revenue from contracts with customers is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	$000s	$000s	$000s	$000s
Revenue from Contracts with Customers
Research collaboration - AstraZeneca	—	159	422	525
Total revenue from contracts with customers	—	159	422	525

Under its collaboration agreement with AstraZeneca, the Group received an upfront cash payment of $20.0 million in 2020 with a further payment of $40 million received in May 2021. The Group is also eligible to receive specified development and commercial milestone payments as well as tiered royalties on net sales, if any. The Group recognizes the upfront payment and milestone payments over time, in accordance with ASC 606. During the three months ended September 30, 2026, the Group achieved no milestone payments from the collaboration agreement with AstraZeneca (three months ended September 30, 2025: $0.2 million). During the nine months ended September 30, 2026, the Group recognized a total of $0.4 million in revenue under its collaboration agreement with AstraZeneca (nine months ended September 30, 2025: $0.5 million).

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

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

The measure of segment assets is reported on the balance sheet as total consolidated assets.

The table below provides segment information about the Group:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	$000s	$000s	$000s	$000s
Revenue	—	159	422	525
Less:
Cost of sales	—	(64)	(11)	(203)
Contracted development costs (a)	(4,697)	(13,147)	(13,791)	(40,052)
Personnel research and development costs (b)	(3,904)	(4,725)	(11,759)	(14,760)
Other R&D costs (c)	(703)	(2,672)	(2,024)	(4,192)
General & administrative expenses	(4,920)	(5,795)	(16,663)	(18,610)
Restructuring charges	—	—	—	(1,324)
Tax expense	—	(1)	(1)	(11)
Other segment items (d)	1,798	5,287	4,176	1,785
Consolidated net loss	(12,426)	(20,958)	(39,651)	(76,842)

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

An analysis of the Group’s assets and revenues by location is shown below:

	U.S.A.	U.K.	Germany	Total
	$000s	$000s	$000s	$000s
Non-current assets
As of December 31, 2025	—	600	12,184	12,784
As of September 30, 2026	—	454	11,468	11,922

Revenue analysis for the nine months ended September 30, 2025
Research collaboration	—	525	—	525
	—	525	—	525

Revenue analysis for the nine months ended September 30, 2026
Research collaboration	—	422	—	422
	—	422	—	422

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

5. Loss per share (basic and diluted)

Basic net loss per share is computed by dividing net loss (the numerator) by the weighted average shares outstanding for the period (the denominator). Diluted net loss per share is computed by dividing net loss by the weighted average shares outstanding during the period adjusted for the dilutive effects of the exercise of the stock options. In periods when losses from continuing operations are reported, the weighted-average shares outstanding excludes common share equivalents because their inclusion would be anti-dilutive. The computation of net loss per share for the three and nine months ended September 30, 2026 and 2025, respectively was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	$000s	$000s	$000s	$000s
Net loss	(12,426)	(20,958)	(39,651)	(76,842)
Weighted-average shares outstanding (basic and diluted)	165,600,827	141,701,848	149,758,595	141,692,294
Net loss per share (basic and diluted)	$(0.08)	$(0.15)	$(0.26)	$(0.54)

The options outstanding at September 30, 2026 and 2025 were considered to be anti-dilutive as the Group is loss-making. These options outstanding are described in Note 10.

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

The following table presents the changes in the carrying amount of goodwill:

	2026	2025
	$000s	$000s
Balance at January 1	10,621	9,392
Translation adjustment	(367)	1,229
Balance at period-end	10,254	10,621

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

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

Contract liabilities comprise entirely of advance consideration received from customers (deferred revenue) in respect of the AstraZeneca collaboration as of September 30, 2026. The current contract liabilities represent the amount of estimated revenue to be reported in the next 12 months related to amounts invoiced to its partners, while the non-current portion represents everything beyond 12 months. Current and non-current contract liabilities include future revenue from collaboration recharged expenses, upfront payments, and milestones achieved to September 30, 2026.

	September 30, 2026	December 31, 2025
	$000s	$000s
Contract liabilities:
Current	—	168
Non-current	55,218	55,454
Total contract liabilities at period end	55,218	55,622

Contract liabilities:
At January 1, 2025	52,096
Foreign exchange impact	3,860
Additions during period	225
Revenue unwound during period	(559)
At December 31, 2025	55,622

Contract liabilities:
At January 1, 2026	55,622
Foreign exchange impact	—
Additions during period	18
Revenue unwound during period	(422)
At September 30, 2026	55,218

8. Benefit from R&D credit

An additional $0.7 million was recognized in respect of research and development tax credits in the three months ended September 30, 2026 (three months ended September 30, 2025: $2.6 million).

$2.2 million was recognized in respect of research and development tax credits in the nine months ended September 30, 2026 (nine months ended September 30, 2025: $7.6 million).

The current asset at September 30, 2026 was $10.0 million, comprised of $2.2 million in respect of research and development activities for the nine months ended September 30, 2026 and $7.5 million in respect of the year ended December 31, 2025. In the nine months ended September 30, 2026, the Group received $14.2 million related to the receipt of the 2024 claim for past research and development tax credits. The remaining change in the balance from December 31, 2025 is due to foreign currency exchange differences as the balance is denominated in GBP.

9. Shareholders’ equity

	September 30, 2026	December 31, 2025
Authorized, allotted, called up and fully paid ordinary shares, par value £0.05	13,329	10,290
	Number	Number
Number of shares in issue	186,609,073	141,701,848
Number of equivalent ADSs in issue	62,203,024	47,233,949

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

The Group has only one class of shares. All ordinary shares have equal voting rights and rank pari passu for the distribution of dividends.

In March 2026, the Company entered into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which the Company may offer and sell, from time to time through Jefferies, at its option, its ordinary shares. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross proceeds for the ordinary shares sold through the Sales Agreement. During the three months ended September 30, 2026, no sales were made under the Sales Agreement.

On August 11, 2026, the Group announced an underwritten public offering of 14,907,407 ADSs, which includes the exercise in full by the underwriters of their option to purchase up to an additional 1,944,444 ADSs, each representing three ordinary shares, at a price of $13.50 per ADS, or the Offering. The aggregate gross proceeds of the Offering were $201.3 million before deducting approximately $13.3 million in underwriting discounts and commissions and other offering expenses.

Details of the shares issued during the current nine months and prior year are as follows:

Number of shares in issue at January 1, 2025	141,674,074
Number of ADSs in issue at January 1, 2025	47,224,691
Shares issued during the year
Options exercised at $0.20/ADS or $0.07/ordinary share	17,775
Options exercised at $4.23/ADS or $1.41/ordinary share	9,999
Number of shares in issue at December 31, 2025	141,701,848
Number of equivalent ADSs in issue at December 31, 2025	47,233,949

Number of shares in issue at January 1, 2026	141,701,848
Number of ADSs in issue at January 1, 2026	47,233,949
Shares issued during the year	44,722,221
Options exercised at $0.20/ADS or $0.07/ordinary share	14,706
Options exercised at $4.48/ADS or $1.49/ordinary share	8,838
Options exercised at $7.19/ADS or $2.40/ordinary share	141,360
Options exercised at $9.98/ADS or $3.33/ordinary share	17,100
Options exercised at $10.44/ADS or $3.48/ordinary share	3,000
Number of shares in issue at September 30, 2026	186,609,073
Number of equivalent ADSs in issue at September 30, 2026	62,203,024

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

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

	Number of ADSs	Weighted Average Exercise price
		$
Options
Outstanding at January 1, 2026	6,961,366
Granted during the period	1,104,085
Lapsed or forfeited during the period	(330,083)
Exercised during the period	(61,668)
Outstanding at September 30, 2026	7,673,700	$12.63
Exercisable at the period-end	5,011,377

The table above shows the number of options in relation to ordinary shares and equivalent ADSs outstanding and exercisable at period end, on the conversion ratio of three ordinary shares to one ADS.

As previously reported, the Company and its former chief executive officer entered into a separation agreement in July 2026. The agreement resulted in a modification to the terms of the former executive’s unvested stock options in the event of a “change in control,” as such term is defined in the Company’s equity incentive plan to be through December 14, 2026. The related value of this modification would be $1.4 million based on the fair value of the awards at the modification date and compensation will be recognized only when it is probable that the awards will vest. At the modification date, $0.9 million of share-based compensation expense was credited for prior recognized expense.

11. Capital commitments and contingent liabilities

There were no capital commitments at September 30, 2026 or December 31, 2025.

12. Related party transactions

None.

13. Subsequent events

On October 18, 2026, the Company entered into the Transaction Agreement with Purchaser, pursuant to which Purchaser has agreed to acquire the entire issued and to be issued share capital of the Company by means of the Scheme of Arrangement.

Under the Transaction Agreement, at the effective time of the Scheme of Arrangement, or the Effective Time, all ordinary shares of the Company, nominal value £0.05 per share, issued and outstanding as of the Effective Time will be acquired by Purchaser (or, in the case of ADSs, Purchaser’s nominee), and the holders of such ordinary shares as of the record time for the Scheme of Arrangement, on the terms set out in the Scheme of Arrangement, will have the right to receive, for each such share, $6.6667 in cash, without interest. Because each ADS represents a beneficial interest in three (3) ordinary shares, holders of ADSs will be entitled to receive three (3) times the foregoing cash amount, or $20.00 in cash, per ADS.

The Transaction Agreement contains customary representations, warranties and covenants, including the obligation of the Company to conduct its business in the ordinary course of business and covenants by each of the parties to refrain from taking specified actions without the consent of the other party. The parties have agreed to use their respective reasonable best efforts to complete the Transaction as promptly as reasonably practicable, including in obtaining each third party consent or regulatory approval necessary, proper or advisable to complete the Transaction. The Transaction Agreement also provides that, during the period from the date of the Transaction Agreement until the Effective Time, the Company is subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, to provide information to third parties, to engage in discussions with third parties regarding alternative acquisition proposals or to change the recommendation of the Company’s board in favor of the Transaction, subject to customary exceptions.

Silence Therapeutics plc

Notes to the Condensed Consolidated Financial Statements

(Unaudited) - (Continued)

Under the Transaction Agreement, at the Effective Time, each Company Other Share Option (as defined in the Transaction Agreement) (i.e., each Company Share Option other than a Company Exercised CSOP Option (each as defined in the Transaction Agreement)) that is outstanding and unexercised, whether vested or unvested, will be deemed fully vested and will be canceled and converted into the right to receive an all-cash payment equal to the product of (i) the aggregate number of Company ADSs underlying such option and (ii) the excess, if any, of the Per ADS Consideration over the per Company ADS exercise price of such option, subject, in the case of certain options, to the holder executing a cancellation agreement. For the avoidance of doubt, no amount will be payable in respect of any Company Other Share Option where such excess is zero. Prior to Closing, the Company will make arrangements for each Company CSOP Option (as defined in the Transaction Agreement) (i.e., each Company Share Option intended to qualify as a “company share option” under Schedule 4 to the Income Tax (Earnings and Pensions) Act 2003) that is outstanding and unexercised, whether vested or unvested, to be deemed fully vested and exercised by the holder, conditional upon, and effective as of immediately prior to, the Court’s sanction of the Scheme of Arrangement, with the holder becoming a Scheme Shareholder (as defined in the Transaction Agreement) in respect of the Company ADSs acquired on exercise and the aggregate exercise price and any applicable withholding taxes to be satisfied by retention from the resulting Per ADS Consideration otherwise payable to such holder.

The Transaction Agreement contains certain customary termination rights, including, among others, if (1) the Transaction is not completed on or before 11:59 p.m. London time on April 30, 2027, or the End Date, subject to extension if the Scheme of Arrangement has not been sanctioned by the Court less than five business days before such date, then the end date will be automatically extended by five business days, (2) a governmental authority of competent jurisdiction has issued a final non-appealable governmental order prohibiting the Transaction, (3) the Company’s shareholders do not provide the requisite approvals for the Transaction at the applicable shareholder meetings or (4) the Court declines or refuses to sanction the Scheme of Arrangement and any associated appeal is unsuccessful.

The consummation of the Transaction is subject to certain customary closing conditions, including, among other things, (1) approval by the Company’s shareholders of the Scheme of Arrangement by a majority in number representing not less than three-fourths (75%) in value of the members or class of members (as the case may be) present and voting either in person or by proxy at the Scheme Meeting (as defined in the Transaction Agreement) and the passing of the special resolution to amend the Company’s organizational documents and other related matters by members representing not less than three-fourths (75%) of the total voting rights of eligible members present and voting either in person or by proxy at the Company’s GM (as defined in the Transaction Agreement), or the Company Shareholder Approvals; (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approval or deemed approval under the antitrust laws of the Federal Republic of Germany; (3) compliance by the other party in all material respects with such other party’s obligations under the Transaction Agreement; (4) accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Transaction Agreement; (5) sanction of the Scheme of Arrangement by the High Court of Justice of England and Wales, or the Court; (6) the absence of any law or order prohibiting consummation of the Transaction; (7) delivery of certain customary closing documents by the other party; and (8) the absence of a Company material adverse effect. The consummation of the Transaction is not subject to any financing condition.

In connection with the execution of the Transaction Agreement, certain securityholders of the Company holding approximately 14% of the Company’s voting power have entered into voting and transaction support agreements with Purchaser, or collectively, the Voting and Support Agreements. Pursuant to the Voting and Support Agreements, the relevant securityholders of the Company have agreed, among other things, to: (i) vote their beneficially owned voting securities of the Company in favor of the transactions contemplated by the Transaction Agreement, including any matter necessary for the consummation of the Transaction; and (ii) comply with certain restrictions on the disposition of such securities, in each case subject to the terms and conditions contained therein.

The Transaction is expected to close in the first quarter of 2027.

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

The Proposed Acquisition by Merck KGaA, Darmstadt, Germany

On October 18, 2026, we entered into a Transaction Agreement, or the Transaction Agreement, with Merck KGaA, Darmstadt, Germany, or Purchaser, pursuant to which Purchaser (or, in the case of the American Depositary Shares, or ADSs, of the Company, Purchaser’s nominee) will acquire our entire issued and to be issued share capital pursuant to a court-sanctioned scheme of arrangement under Part 26 of the UK Companies Act 2006, or the Scheme of Arrangement, and such acquisition, the Transaction, for a total transaction value of approximately $1.3 billion, on the terms and subject to the conditions set forth therein. Under the Transaction Agreement, at the effective time of the Scheme of Arrangement, all of our ordinary shares issued and outstanding will be acquired by Purchaser (or, in the case of ADSs, Purchaser’s nominee), and the holders of such ordinary shares as of the record time for the Scheme of Arrangement, on the terms set out in the Scheme of Arrangement, will have the right to receive, for each such share, $6.6667 in cash, without interest. Because each ADS represents a beneficial interest in three (3) ordinary shares, holders of ADSs will be entitled to receive three (3) times the foregoing cash amount, or $20.00 in cash, per ADS. The Transaction is expected to close first quarter of 2027, subject to customary closing conditions, including the approval of the Scheme of Arrangement by our shareholders, the sanction of the Scheme of Arrangement by the High Court of Justice of England and Wales and receipt of the required regulatory approvals. Refer to Note 13 in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional discussion of the Transaction.

Rare Diseases

Divesiran (SLN124) is our potentially best-in-class, Phase 3-ready siRNA investigational therapy, in development for polycythemia vera, or PV. Divesiran is dosed subcutaneously once every 3 months. PV is a rare myeloproliferative neoplasm characterized by the overproduction of red blood cells, or RBCs. Elevated hematocrit, or HCT, - an index of RBC mass - is a hallmark of the disease and HCT levels above 45% increase the risk of thrombotic and cardiovascular events. The current standard of care in all PV patients to control HCT is phlebotomy, daily low-dose aspirin therapy, sometimes in combination with cytoreductive therapies. PV patients have low levels of hepcidin the body’s master regulator of iron. Divesiran works by "silencing" the TMPRSS6 gene, lifting the natural brake on hepcidin - the body's master iron regulator. When TMPRSS6 is turned down in people living with PV, hepcidin levels rise, reducing iron availability to the bone marrow. With less iron available, the overproduction of RBCs seen in PV is reduced. This helps keep HCT levels in a safer range and can reduce or eliminate the need for phlebotomies. In August 2026, we announced positive topline results from the Phase 2 SANRECO study evaluating divesiran in 48 phlebotomy-dependent PV patients. Results from the study showed divesiran met its primary endpoint with an 88% responder rate versus 19% for placebo (p<0.0001) and reduced mean phlebotomies to 0.2 per patient versus 2.1 on placebo over weeks 0–36 (p<0.0001). Divesiran was observed to be well-tolerated and no new safety findings were observed in the trial. The U.S. Food and Drug Administration, or FDA, has granted divesiran Fast Track and orphan drug designations for PV. Divesiran has also been granted orphan drug designation by the European Commission for PV in Europe. While our initial focus is on PV, divesiran has shown the potential in preclinical studies to address multiple hematological conditions through the unifying mechanism of elevating hepcidin in conditions with dysregulation of iron homeostasis.

SLN548 is our Phase 1 ready siRNA product candidate that works by "silencing" the complement factor B, or CFB, gene, potentially playing a therapeutic role in conditions associated with over activation of this pathway, including complement-mediated renal diseases, among others. SLN548 has demonstrated positive preclinical results and is well positioned for a potential third-party partner to initiate clinical development.

Cardiometabolic Diseases

Zerlasiran (SLN360) is our Phase 3 ready siRNA product candidate for cardiovascular disease that works by "silencing" the LPA gene, lowering production of apolipoprotein(a), a key component of lipoprotein(a), or Lp(a), that has been associated with an increased risk of cardiovascular events. High Lp(a), defined as 125nmol/L or higher, is a genetically determined cardiovascular risk factor affecting at least 20% of the world’s population and is associated with a high risk of heart attack, stroke and aortic stenosis. Unlike low-density lipoprotein, or LDL, Lp(a) levels are predominantly genetically determined, typically by age five, and unaffected by diet or lifestyle. There are currently no approved medicines that selectively lower Lp(a). Guidelines from the European Atherosclerosis Society, or EAS, Canadian Cardiovascular Society, or CCS, and the National Lipid Association, or NLA, suggest at least one test in an adult lifetime. The American College of Cardiology, or ACC, and American Heart Association, or AHA, recommend testing for those with a family history of premature atherosclerotic cardiovascular disease, or ASCVD, or personal history of ASCVD. In Phase 1 and Phase 2 clinical trials, zerlasiran showed the potential to substantially lower Lp(a) levels in ASCVD patients with persisting effects following infrequent dosing and was well tolerated with no major safety concerns. Zerlasiran is well positioned for a potential third-party partner to initiate Phase 3 development.

SLN312 is our siRNA product candidate under our collaboration with AstraZeneca that works by "silencing" ANGPTL3, an important modulator of lipid metabolism. Inhibition of ANGPTL3 has emerged as a promising new therapeutic approach to reduce triglycerides (TG) and LDL-C levels, the latter independent of the LDL-C receptor (LDLR) function. Since ANGPTL3 suppresses lipoprotein lipase, or LPL, and endothelial lipase, or EL, activity, its inhibition facilitates the clearance of very low-density lipoprotein cholesterol, decreasing both LDL-C and TG levels. AstraZeneca presented results from its Phase 1 randomized, single-blind, placebo-controlled trial assessing SLN312 in 98 patients with dyslipidemia. Results showed SLN312 produced durable dose-dependent reductions in ANGPTL3, triglycerides and atherogenic lipoproteins after single and multiple doses. SLN312 was well tolerated with no safety concerns identified. On March 4, 2026, AstraZeneca notified Silence that they will not pursue further development of SLN312 beyond Phase 1 and we will re-gain full development, manufacturing and commercialization rights globally to this clinical asset.

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

Under the AstraZeneca collaboration, we received an upfront cash payment of $20.0 million and an additional payment of $40.0 million in May 2021. We are also eligible to receive specified development and commercial milestone payments as well as tiered royalties on net sales, if any. We recognize the upfront payment and milestone payments over time. There was no revenue for the three months ended September 30, 2026 (three months ended September 30,

2025: $0.2 million). During the nine months ended September 30, 2026, we recognized a total of $0.4 million in revenue under the AstraZeneca collaboration (nine months ended September 30, 2025: $0.5 million).

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

As a company that carries out extensive research and development, or R&D, activities, we seek to benefit from the U.K. R&D tax credit regime. In respect of accounting periods in which we qualify as a Small and Medium-sized Enterprise, or SME, and in which our qualifying R&D expenditure represents 30% (for periods from April 1, 2024) or more of the total (meaning we are considered as “R&D-intensive” during such accounting period), we may, under this regime, surrender the trading losses that arise from our R&D activities for a cash rebate of up to 26.97% of qualifying R&D expenditure. Based on our current forecast, we do not expect to meet the qualifying R&D expenditure threshold for the year ended December 31, 2026; however, we still expect to claim at the R&D intensive rate as we expect to meet conditions for a grace period under the U.K. R&D tax credit regime. Accordingly, if we cease to qualify as an R&D-intensive SME, in future, we will either cease to be able to claim cash rebates in respect of our R&D activities, or only be able to receive cash payments or other tax relief (under other provisions of the U.K. R&D tax credit regime) at a significantly lower rate than at present. Further, the regime’s rules are complex, and if a tax authority were to challenge or seek to disallow our claims (in whole or in part), for example by asserting that we do not (or the relevant expenditure does not) meet the technical conditions to be granted tax credits (or cash rebates), then such challenge or disallowance, if successful, could have a material impact on our cash-flow and financial performance. In addition, future changes to the U.K. R&D tax credit regime may mean that we no longer qualify for it or have a material impact on the extent to which we can make claims (or benefit from them).

Unsurrendered U.K. tax losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to $6.5 million (£5.0 million) plus an incremental 50% of U.K. taxable profits. After accounting for tax credits receivable, we had accumulated tax losses for carry forward in the United Kingdom of $265.4 million as of September 30, 2026 ($221.0 million as of September 30, 2025). However, in the event of a change in ownership of a U.K. company, certain provisions may apply to restrict the utilization of carried forward tax losses in future periods. These provisions apply where there is a major change in the nature or conduct of a trade in connection with the change in ownership. For the avoidance of doubt, we do not recognize a deferred tax asset in respect of the accumulated tax losses. In addition to our accumulated tax losses in the United Kingdom, we also had $47.8 million of accumulated tax losses as of September 30, 2026 ($52.3 million as of September 30, 2025), related to our operations in Germany for corporate income taxes. We also had $46.8 million of accumulated losses related to trade taxes in our German entity ($50.6 million as of September 30, 2025). We had a foreign tax expense in Germany of nil for the nine months ended September 30, 2026 (nine months ended September 30, 2025: nil). Tax losses in the United States were negligible.

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

Comparison of the three and nine months ended September 30, 2026, and 2025

The following table summarizes the results of our operations for the three months and nine months ended September 30, 2026, and 2025 (in thousands).

	Three months ended	Three months ended		Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025		September 30, 2026	September 30, 2025
	$000s	$000s	Change	$000s	$000s	Change
Revenue	$—	159	(159)	422	525	(103)
Cost of sales	—	(64)	64	(11)	(203)	192
Gross profit	-	95	(95)	411	322	89
Research and development costs	(9,304)	(20,544)	11,240	(27,574)	(59,004)	31,430
General and administrative expenses	(4,920)	(5,795)	875	(16,663)	(18,610)	1,947
Restructuring charges	—	-	-	—	(1,324)	1,324
Operating loss	(14,224)	(26,244)	12,020	(43,826)	(78,616)	34,790
Foreign currency gain/loss, net	21	1,934	(1,913)	(310)	(8,448)	8,138
Other income, net	1,080	770	310	2,320	2,600	(280)
Benefit from R&D credit	697	2,583	(1,886)	2,166	7,633	(5,467)
Loss for the period before taxation	(12,426)	(20,957)	8,531	(39,650)	(76,831)	37,181
Taxation	-	(1)	1	(1)	(11)	10
Loss for the period after taxation	$(12,426)	(20,958)	8,532	(39,651)	(76,842)	37,191
Loss per ordinary share (basic and diluted)	$(0.08)	(0.15)		(0.26)	(0.54)

Revenue

Revenue for the three months ended September 30, 2026 was nil, reflecting a decrease of $0.2 million as compared to the same period in 2025 due to a reduction in activity associated with the AstraZeneca collaboration.

Revenue for the nine months ended September 30, 2026 was $0.4 million, reflecting a decrease of $0.1 million as compared to the same period in 2025, due to a reduction in activity associated with the AstraZeneca collaboration.

Cost of sales

Cost of sales movement was negligible for the three and nine months ended September 30, 2026, as compared to the same periods in 2025. Cost of sales is related to activity associated with our collaboration agreements, which fluctuates based on the timing of activities and project progression.

Research and development costs

The following table summarizes our research and development costs for the three and nine months ended September 30, 2026 and 2025, based on their classification (in thousands).

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	$000s	$000s	$000s	$000s
Research and development costs
Contracted development costs	4,697	13,147	13,791	40,052
Personnel costs	3,904	4,725	11,759	14,760
Other costs	703	2,672	2,024	4,192
Total	9,304	20,544	27,574	59,004

Research and development costs for the three months ended September 30, 2026 decreased by $11.2 million, as compared to the same period in 2025. This change was mainly due to a decrease in contracted development costs of $8.5 million associated with the Phase 3 readiness for zerlasiran in 2025, as well as a decrease in other costs of $2.0 million, including $1.4 million associated with the reduction of a prepayment, in 2025, to a manufacturing provider that we will no longer use for preferred access to manufacturing services. Personnel costs also decreased by $0.8 million mainly due to reduced headcount.

Research and development costs for the nine months ended September 30, 2026 decreased by $31.4 million, as compared to the same period in 2025. This change was mainly due to a decrease in contracted development costs of $26.3 million, including $24.8 million associated with the Phase 3 readiness for zerlasiran in 2025, as well as a decrease in personnel costs of $3.0 million mainly due to reduced headcount. We also had a decrease in other costs of $2.2 million, including $1.4 million associated with the reduction of a prepayment, in 2025, to a manufacturing provider that we will no longer use for preferred access to manufacturing services.

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	$000s	$000s	$000s	$000s
Contracted development costs
Zerlasiran	208	9,164	1,797	26,564
Divesiran	4,154	2,803	9,279	9,705
Other contracted development costs	335	1,180	2,715	3,783
Total	4,697	13,147	13,791	40,052

Contracted development costs for the three months ended September 30, 2026 decreased by $8.5 million and $26.3 million for the nine months ended September 30, 2026, compared to the same periods in 2025. The decrease was largely due to a decrease in costs related to contract manufacturing activities related to our zerlasiran Phase 3 readiness completed in 2025. The remaining change is due to the timing of clinical manufacturing and clinical studies for divesiran.

General and administrative expense

General and administrative expenses decreased by $0.9 million for the three months ended September 30, 2026 and $1.9 million for the nine months ended September 30, 2026, compared to the same periods in 2025. These decreases were mainly due to an effort to reduce administrative costs.

Restructuring Charges

During the nine months ended September 30, 2025, we incurred non-recurring restructuring charges associated with a limited reduction in force.

Foreign currency gain (loss), net

As of January 1, 2026, the functional currency of our U.K. entity changed to USD and as a result, foreign currency activity included in negligible net gain for the three months ended September 30, 2026 and a net loss of $0.3 million for the nine months ended September 30, 2026. In the prior year, foreign exchange gains and losses included in net income resulted primarily from foreign currency (USD and EUR) denominated bank accounts. The foreign exchange gains and losses for the three and nine months ended September 30, 2025 were primarily due to remeasurement of U.S. treasury bills held in USD to the related functional currency.

Other Income (expenses), net

Other income primarily relates to accretion from U.S. treasury bills and interest on cash accounts.

Benefit from R&D credit

Benefit from R&D tax credit relates to U.K. research and development tax credits. The decrease in benefit in the current year was mainly related to a reduction in research and development spend.

Taxation

Tax expense was negligible in the current and prior periods.

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

As of September 30, 2026, we had cash and cash equivalents of $247.7 million. We believe that our cash and cash equivalents will be sufficient to fund our anticipated operating and capital expenditure requirements at least until 2028.

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

In March 2026, we entered into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time through Jefferies, at our option, our ordinary shares. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross proceeds for the ordinary shares sold through the Sales Agreement. During the three months ended September 30, 2026, no sales were made under the Sales Agreement.

On August 11, 2026, we announced an underwritten public offering of 14,907,407 ADSs, which includes the exercise in full by the underwriters of their option to purchase up to an additional 1,944,444 ADSs, each representing three ordinary shares, at a price of $13.50 per ADS, or the Offering. The aggregate gross proceeds of the Offering were $201.3 million before deducting approximately $13.3 million in underwriting discounts and commissions and other offering expenses.

We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than operating leases.

Refer to Note 2.5 in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional discussion of liquidity and capital resources.

Cash Flows

The following table summarizes the results of our cash flows for the nine months ended September 30, 2026 and 2025.

	Nine months ended
	September 30, 2026	September 30, 2025
	$000s	$000s
Net cash (outflow) from operating activities	(26,861)	(44,984)
Net cash inflow/(outflow) from investing activities	74,940	5,346
Net cash inflow from financing activities	188,335	15
Increase/(decrease) in cash and cash equivalents	236,414	(39,623)

Operating activities

Net cash outflow from operating activities decreased by $18.1 million for the nine months ended September 30, 2026, as compared with the same period in 2025. This decrease was mainly due to reduction in our research and development spend in 2026.

Investing activities

Net cash inflow from investing activities relates to $139.4 million redemptions of U.S. treasury bills, offset by $64.4 million in purchases for the nine months ended September 30, 2026. The same period in 2025 reflected $92.6 million in purchases of U.S. treasury bills offset by $98.0 million in redemptions.

Financing activities

On August 11, 2026, we announced an underwritten public offering of 14,907,407 ADSs, which includes the exercise in full by the underwriters of their option to purchase up to an additional 1,944,444 ADSs, each representing three ordinary shares, at a price of $13.50 per ADS, or the Offering. The aggregate gross proceeds of the Offering were $201.3 million before deducting approximately $13.3 million in underwriting discounts and commissions and other offering expenses. Cash flows from financing activities were negligible for the period ended September 30, 2025.

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

Contractual Obligations and Commitments

The following table summarizes our contractual commitments and obligations as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
	$000s	$000s
Lease liability - Non-current	—	71
Lease liability - Current	87	89
Total lease liability	87	160

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

At September 30, 2026, we had a gross commitment on our office rental in Berlin, Germany and in the United States equal to an aggregate of $0.5 million in the next year. No amounts are payable after more than one year.

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

Revenue Recognition under Collaboration Agreements

During the nine months ended September 30, 2026 and 2025, our revenue from collaboration agreements was derived from the AstraZeneca collaboration.

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

For the collaboration agreement listed above, as there is only a single performance obligation per target, the revenue for each element of consideration will be recognized over the contract period based on a cost-to-cost method, which is considered to be the best available measure of our effort during the contract period. The total cost estimate for the contract includes costs expected to be incurred during the contract period. Other variable elements of consideration will only begin to be recognized when it is considered highly probable that a significant reversal of the amounts will not occur.

For the nine months ended September 30, 2026 and 2025, we determined actual costs and forecast costs for the remainder of the contract. We calculated total contract costs across the contract term, including costs that will be reimbursed to us, and costs incurred to date as a percentage of total contract costs. We multiplied this percentage by the consideration deemed highly probable of not having a significant reversal, calculating the cumulative revenue to be recognized. When variable consideration increases due to a further milestone becoming highly probable that a significant reversal of revenue will not occur, a catch-up in revenue is recorded to reflect efforts already expended by us up to that point. In the nine months ended September 30, 2026, the estimated forecasted cost for partnered programs was not material and the related judgment was not significant.

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

Our management, with the participation of our Interim Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026. Based on such evaluation, our Interim Principal Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes during the period covered in this Quarterly Report on Form 10-Q to the Risk Factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, other than as set forth below.

Risks Relating to the Transaction with Merck KGaA, Darmstadt, Germany

The Transaction may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Transaction could adversely affect our business and the market price of our ADSs.

On October 18, 2026, we entered into a Transaction Agreement, or the Transaction Agreement, with Merck KGaA, Darmstadt, Germany, or Purchaser, pursuant to which Purchaser (or, in the case of ADSs, Purchaser’s nominee), has agreed to acquire all of our ordinary shares issued and outstanding, or the Transaction, by means of a court-sanctioned scheme of arrangement under Part 26 of the UK Companies Act 2006, or the Scheme of Arrangement.

The consummation of the Transaction is subject to certain customary closing conditions, including, among other things, (1) approval by our shareholders of the Scheme of Arrangement by a majority in number representing not less than three-fourths (75%) in value of the members or class of members (as the case may be) present and voting either in person or by proxy at the Scheme Meeting (as defined in the Transaction Agreement) and the passing of the special resolution to amend our organizational documents and other related matters by members representing not less than three-fourths (75%) of the total voting rights of eligible members present and voting either in person or by proxy at our GM (as defined in the Transaction Agreement), or the Company Shareholder Approvals; (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approval or deemed approval under the antitrust laws of the Federal Republic of Germany; (3) compliance by the other party in all material respects with such other party’s obligations under the Transaction Agreement; (4) accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Transaction Agreement; (5) sanction of the Scheme of Arrangement by the High Court of Justice of England and Wales, or the Court; (6) the absence of any law or order prohibiting consummation of the Transaction; (7) delivery of certain customary closing documents by the other party; and (8) the absence of a Company material adverse effect. The consummation of the Transaction is not subject to any financing condition.

Many of the conditions to consummation of the Transaction are not within our control or the control of Merck KGaA, Darmstadt, Germany, and we cannot predict when or if these conditions will be satisfied. There can be no assurance that our business, our relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Transaction, if the Transaction is not consummated within the expected timeframe, or at all. Failure to complete the Transaction within the expected timeframe, or at all, could adversely affect our business and the market price of our ADSs in a number of ways, including the following:

•
if the Transaction is not completed within the expected timeframe, or at all, the share price of our ADSs may change to the extent that the current market price of our ADSs reflects assumptions regarding the completion of the Transaction;
•
we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Transaction, for which we may receive little or no benefit if the Transaction is not completed. Many of these fees and costs will be payable by us even if the Transaction is not completed and may relate to activities that we would not have undertaken other than to complete the Transaction;
•
failure to complete the Transaction within the expected timeframe, or at all, may result in negative publicity and a negative impression of us in the investment community and may lead to subsequent offers to acquire our company at a lower price or otherwise on less favorable terms to us and our stockholders than contemplated by the Transaction;
•
the impairment of our ability to attract, retain and motivate personnel, including our senior management;
•
difficulties maintaining relationships with third-party manufacturers, contract research organizations, collaborators and other business partners;
•
upon termination of the Transaction Agreement by us or Merck KGaA, Darmstadt, Germanyunder specified circumstances, we would be required to pay a termination fee equal to $13 million; and
•
we could be subject to litigation related to any failure to complete the Transaction.

The announcement and pendency of our acquisition by Merck KGaA, Darmstadt, Germany could adversely affect our business, prospects, financial condition, and results of operations.

The announcement and pendency of the Transaction could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, prospects, financial condition, and results of operations, regardless of whether the Transaction is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Transaction:

•
the diversion of significant management time and resources towards the completion of the Transaction;
•
the impairment of our ability to attract, retain and motivate key personnel, including our senior management;
•
difficulties maintaining relationships with investigators, healthcare professionals, consultants, third-party payors, customers and other business partners, who may defer decisions about working with us or seek to change existing business relationships with us;
•
the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Transaction Agreement that we conduct our business in the ordinary course and not engage in certain kinds of transactions or business activities prior to the completion of the Transaction; and
•
litigation relating to the Transaction and the costs and distractions related thereto.

The Transaction Agreement contains provisions that could discourage a potential competing acquirer of our Company or could result in any competing proposal being at a lower price than it might otherwise be.

We are subject to certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to provide information to third parties and to enter into or continue discussions or negotiations with third parties regarding alternative acquisition proposals, subject to customary exceptions. In addition, we may be required to pay Merck KGaA, Darmstadt, Germany a termination fee equal to $13 million in specified circumstances, including if our board of directors changes or fails to reaffirm its recommendation in favor of the Transaction, if our uncured breach of our representations, warranties or covenants causes a closing condition not to be satisfied, or if we terminate the Transaction Agreement in order to accept a Superior Proposal (as defined in the Transaction Agreement). These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing such an acquisition, including, if the Transaction Agreement is terminated prior to the consummation of the Transaction, after such termination of the Transaction Agreement, even if it were prepared to pay a purchase price per share higher than the purchase price per share proposed to be paid in the Transaction, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances under the Transaction Agreement, including, in certain circumstances, after a valid termination of the Transaction Agreement in accordance with the terms thereof.

While the Transaction Agreement is in effect, we are subject to restrictions on our business activities.

The Transaction Agreement includes restrictions on the conduct of our business prior to the completion of the Transaction, generally requiring us to use reasonable efforts to conduct our business and operations in all material respects in the ordinary course and to preserve intact our business organization and significant business relationships. In addition, we are subject to a variety of specified restrictions. Unless we obtain Merck KGaA, Darmstadt, Germany’s prior written consent (which consent may not be unreasonably withheld, conditioned or delayed), except as specifically required by the Transaction Agreement or required by applicable law, we may not, among other things and subject to certain exceptions, limitations and qualifications, incur additional indebtedness, issue additional shares of our ADSs outside of our equity incentive plans, repurchase our ADSs, pay dividends, acquire certain assets or securities, sell or dispose of intellectual property, or enter into material contracts or make certain capital expenditures. We may find that these and other contractual restrictions in the Transaction Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position, cash flows or the price of our ADSs.

Failure to complete the Transaction could negatively impact our business, financial results and the market price of the ADSs.

If the Transaction is delayed or not completed, our ongoing businesses may be adversely affected and will be subject to several risks and consequences, including the following:

•
decline in the ADSs price to the extent that the price of the ADSs reflects an assumption that the Transaction will be completed;
•
negative publicity and a negative impression of us in the investment community;
•
negative reactions from employees, customers, distributors, suppliers or other third parties, including the loss of business opportunities and the ability to effectively respond to competitive pressures;
•
management's focus would have been diverted from pursuing other opportunities that could have been beneficial to Silence;
•
we may be required, under certain circumstances, to pay Merck (or its designee) a termination fee of $13 million; and
•
we could be subject to litigation related to any failure to consummate the Transaction or related to any enforcement proceeding commenced against us to perform its obligations under the Transaction Agreement.

Litigation against us, Merck KGaA, Darmstadt, Germany, or the members of the respective boards, could prevent or delay the completion of the Transaction or result in the payment of damages following completion of the Transaction.

It is a condition to the Transaction that no injunction or other order preventing the consummation of the Transaction shall have been issued by any court of competent jurisdiction or other governmental authority of competent jurisdiction and remain in effect. It is possible that lawsuits may be filed by our shareholders and/or Merck KGaA, Darmstadt, Germany’s stockholders challenging the Transaction. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Transaction on the agreed-upon terms, such an injunction may delay the consummation of the Transaction in the expected timeframe, or may prevent the Transaction from being consummated at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the closing of the Transaction and ongoing business activities, which could adversely affect our operations.

We have incurred, and will continue to incur, significant costs, expenses and fees for professional advisors, printing and other transaction costs in connection with the Transaction, and a significant portion of these fees and costs are payable by us regardless of whether the Transaction is consummated.

We have incurred, and will continue to incur, significant costs, expenses and fees for professional advisors, printing and other transaction costs in connection with the Transaction, and a significant portion of these fees and costs are payable by us regardless of whether the Transaction is consummated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the nine months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

		Incorporation by Reference
Exhibit Number	Description	Schedule/ Form	File Number	Exhibit	Filing Date
2.1†	Transaction Agreement, dated as of October 18, 2026, by and between the Registrant and Merck KGaA, Darmstadt, Germany	8-K	001-39487	2.1	October 19, 2026
3.1	Amended and Restated Articles of Association	10-Q	001-39487	3.1	August 7, 2025
10.1†	Form of Voting and Support Agreement, by and between Merck KGaA, Darmstadt, Germany and the Securityholder signatory thereto	8-K	001-39487	10.1	October 19, 2026
10.2	Separation and Release Agreement, dated July 10, 2026, by and between the Registrant and Craig Tooman	10-Q	001-39487	10.1	August 10, 2026
31.1*	Certification by the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

† Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the U.S. Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

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

SILENCE THERAPEUTICS PLC

Date:	November 12, 2026	By:	/s/ Iain Ross
			Name	Iain Ross
			Title:	Interim Principal Executive Officer
(Principal Executive Officer)

Date:	November 12, 2026	By:	/s/ Rhonda Hellums
			Name	Rhonda Hellums
			Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)